Form 10-K/A
period 2016-12-31
Alliance HealthCare Services, Inc
filed 2017-05-01
CIK 817135

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the closing price of the Common Stock as reported by The NASDAQ Stock Market, LLC on such date, was $30.5 million.

The number of shares outstanding of Common Stock, $.01 par value, as of April 15, 2017 was 10,738,551 shares.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, originally filed on March 10, 2017 (the “Original Filing”) by Alliance HealthCare Services, Inc., a Delaware corporation (“Alliance” and, together with its direct and indirect subsidiaries unless otherwise clear from the context, the “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Set forth below is information regarding our executive officers, including their principal occupations for the past five years and their ages as of March 1, 2017. There are no family relationships between any of our executive officers and any other executive officer or board member. Our board of directors (which we refer to as the Board) elects our executive officers, who serve at the discretion of our board of directors.

Name	Age	Present Position
Percy C. Tomlinson	54	Chief Executive Officer
Rhonda A. Longmore-Grund	54	Executive Vice President and Chief Financial Officer
Richard W. Johns	59	Chief Operating Officer, Chief Legal Officer and Secretary
Richard A. Jones	53	President, Alliance HealthCare Radiology
Gregory E. Spurlock	55	President, Alliance Oncology and Alliance HealthCare International
Steven M. Siwek, M.D.	52	President, Alliance Interventional
Laurie R. Miller	50	Executive Vice President, Human Resources, Marketing and Communications

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

Richard W. Johns has served as our Chief Operating Officer, Chief Legal Officer and Secretary since February 2016. Previously, Mr. Johns served as our Executive Vice President, General Counsel and Secretary since February 2012. Mr. Johns has had a legal career spanning over 30 years providing legal services to a variety of healthcare clients based in the U.S. and Europe. From 2010 to 2012, he was General Counsel at LaVie Care Centers, a national long-term care company with revenues in excess of $1 billion annually. From 2009 to 2010, Mr. Johns maintained his own law practice serving various healthcare clients in the U.S. and Europe, and from 1998 to 2008 served as a partner with the internationally recognized firm of Foley & Lardner, where he was instrumental in developing a national healthcare practice. Mr. Johns began his legal career working with various law firms in the Washington, D.C. area and holds a Juris Doctor degree from the University of Southern California.

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

Gregory E. Spurlock was appointed President of Alliance Oncology and Alliance HealthCare International in February 2016. Previously, Mr. Spurlock served as President of Alliance Oncology commencing in April 2013.

Mr. Spurlock initially joined Alliance Oncology as Chief Administrative Officer in April 2011, as part of the company’s acquisition of US Radiosurgery and was later promoted to Senior Vice President of Business Development and Contract Operations in June of 2012. In his current role, Mr. Spurlock oversees all aspects of Alliance Oncology and leads the new International Division overseeing both Oncology and Radiology for operations outside of the U.S. Mr. Spurlock joined US Radiosurgery in 2004 and held various executive leadership positions with the company and its affiliates from 2004 until its acquisition by Alliance in 2011, including Chief Operating Officer of US Radiosurgery, Executive Vice President of NeoSpine, and Chief Executive Officer of Imaging One. Prior to 2004, Mr. Spurlock also held the role of Executive Director at Tennessee Orthopaedic Alliance and at the Kerlan-Jobe Orthopaedic Clinic in Los Angeles.

Steven M. Siwek, M.D. was appointed President of Alliance Interventional in April 2015. Dr. Siwek initially joined Alliance through the February 2015 acquisition of The Pain Center of Arizona (referred to as “TPC”): Arizona’s center of excellence for the diagnosis and treatment of chronic pain disorders with 12 locations statewide. As founder and CEO of TPC, Dr. Siwek has focused the last 15 years of his medical career on building programs that set national standards for quality coordinated care in pain management. Dr. Siwek’s multi-disciplinary and integrative approach to preventing, treating, and eliminating chronic pain is advancing the way in which interventional and pain management services are accessed and delivered nationwide. Dr. Siwek received his M.D. from the New York Medical College and completed his residency training at the Mayo Clinics in Rochester, Minneapolis, and Scottsdale, Arizona, and fellowship at the Mayo Clinic in Jacksonville, Florida. In addition, Dr. Siwek holds an M.B.A. from the Graziadio School of Business and Management at Pepperdine University.

Laurie R. Miller joined Alliance HealthCare Services in January 2013 and serves as the Executive Vice President of Human Resources, Marketing and Communications. Ms. Miller brings over 20 years of business experience to this role, having held senior human resources leadership positions for a variety of high tech companies. She joined Alliance as the Vice President of Human Resources and Organizational Development, leading the business partner team focused on supporting the Radiology business line. At gen-E, she was the Vice President of Human Resources, from July 2012 through January of 2013, and was responsible for implementing gen-E’s global HR strategic plan. Prior to working at gen-E, Ms. Miller held multiple human resources leadership roles for Ingram Micro, starting in June 2006. Her last role was the Senior Director of Change Enablement and Executive Director of Human Resources for Ingram Micro, which she held from January 2010 through May 2012. During that time frame, Ms. Miller led the North America HR function and a team of 60 HR professionals covering the US, Canada and Manila. Ms. Miller holds a B.A. from University of California at Los Angeles.

Board of Directors

Our Board is divided into three classes, with each director serving a three-year term and one class of directors being elected at each year’s annual meeting of stockholders. At each annual meeting, nominees are elected as directors to a class with a term of office that expires at the annual meeting held three years after the year of the nominee’s election, or when their successors are elected and qualified. The term of office of the three incumbent Class I directors expires at the 2017 Annual Meeting.

Our three newest directors, Mr. Feng, Dr. Zhang and Mr. Huang, were appointed to the Board on March 29, 2016 pursuant to the terms of the Governance, Voting and Standstill Agreement that we entered into with an affiliate of Tahoe Investment Group Co., Ltd., an entity organized under the laws of the People’s Republic of China (which we refer to as “Tahoe”), in connection with Tahoe’s acquisition of approximately 51.6% of our outstanding shares (which we refer to as the “2016 Transaction”), as described in “Related Party Transactions” in Item 13, below. We have entered into an Agreement and Plan of Merger, dated April 10, 2017, with Tahoe and various affiliated entities, which provides for an indirect wholly owned subsidiary of Tahoe (referred to as “Sub”) to be merged with and into Alliance and each share of our Common Stock outstanding immediately prior at the effective time of the merger (other than certain excluded shares) to be converted into the right to receive $13.25 in cash, without interest and less any applicable withholding taxes. If the merger is completed, Alliance will become an indirect wholly owned subsidiary of Tahoe, our current directors will cease to be directors of Alliance, and the directors of Sub at the effective time of the merger will become the directors of Alliance.

The following is a list of our current directors:

Name	Position	Age	Class	Director Since	Term Expires
Qisen Huang	Chairman of the Board	52	II	2016	2018
Larry C. Buckelew	Vice Chairman of the Board	63	II	2009	2018
Scott A. Bartos	Director	53	III	2012	2019
Tao Zhang	Director	42	III	2016	2019
Neil F. Dimick	Director	67	I	2002	2017
Heping Feng	Director	57	I	2016	2017
Edward L. Samek	Director	80	III	2001	2019
Percy C. Tomlinson	Director and Chief Executive Officer	55	II	2013	2018
Paul S. Viviano	Director	64	I	2003	2017

Incumbent Class I Directors serving for a term expiring in 2017

NEIL F. DIMICK

Mr. Dimick is a healthcare consultant and private investor. He served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation from August 2001 through April 2002. From 1992 through August 2001 he served as Senior Executive Vice President and Chief Financial Officer of Bergen Brunswig Corporation. Mr. Dimick began his career as a corporate auditor with Deloitte & Touche where he held the position of partner for eight years. Mr. Dimick is also a director of WebMD Corporation, Resources Connection, Inc. and Mylan Laboratories, Inc. Mr. Dimick was a director of Thoratec Corporation from 2003 through October 2015 when the company was sold. Mr. Dimick has substantial experience in the healthcare services industry and is an “audit committee financial expert,” serving as a director and member of the audit committee of several publicly traded healthcare companies. This experience along with his chief financial officer and public accounting background is often called upon, particularly in connection with accounting and finance-related issues. Mr. Dimick has served as a member of our Board for more than fourteen years, providing him with significant background and experience concerning Alliance and its development. The Board concluded that Mr. Dimick should continue to serve as a director because of his knowledge of our industry, business and operations due to his extensive work experience in the healthcare services industry and his long tenure as a member of the Board. Mr. Dimick currently serves as the Chairman of our Audit Committee and as a member of our Nominating and Corporate Governance Committee.

HEPING FENG

Mr. Feng is a Chinese Certified Public Accountant. He is now a senior advisor of PricewaterhouseCoopers (referred to as “PwC”). Mr. Feng was the Vice Chairman of Morgan Stanley China from March 2011 to August 2014. Before joining Morgan Stanley, he was the Office Managing Partner of PricewaterhouseCoopers Beijing. Mr. Feng became a partner at PwC in 1995. Before joining PwC he was a Division head of the Ministry of Finance of the People’s Republic of China (PRC) from 1985 to 1992. Mr. Feng has over 20 years working experience in private and public services. He has worked extensively with the China Investment Corporation (CIC) and the Chinese Ministry of Commerce (MOFCOM) and market regulators and government agencies such as the China Securities Regulatory Commission (CSRC), China Banking Regulatory Commission (CBRC), and the Ministry of Finance of the PRC (MoF). Mr. Feng currently serves on our Compensation Committee and Nominating and Corporate Governance Committee. Given Mr. Feng’s substantial experience with financial and accounting matters, the Board determined that Mr. Feng should continue to serve as a director.

PAUL S. VIVIANO

Mr. Viviano is a health care leader who has directed academic, nonprofit and for-profit healthcare organizations that deliver excellence in clinical care, research and diagnostics for three decades. Mr. Viviano joined Children’s Hospital Los Angeles as President and Chief Executive Officer in 2015 and serves as a member of the institution’s

Board of Trustees. Previous to serving as President and Chief Executive Officer of Children’s Hospital Los Angeles, Mr. Viviano served as the Chief Executive Officer and Associate Vice Chancellor for the UC San Diego Health System, an institution noted for its leadership in medical research and patient care. He has also served as the President and Chief Executive Officer of USC University Hospital and USC/Norris Cancer Hospital and held various chief executive roles within the St. Joseph Health System, ultimately serving as the President and Chief Operating Officer for the system. He served as our Chairman of the Board and Chief Executive Officer for 10 years. Mr. Viviano serves on the boards of several organizations, including Loyola Marymount University, where he serves as the Chair of the Board of Trustees. In addition, he serves as the Chair Elect of the Board of Directors of the California Children’s Hospital Association. Given the importance of hospital service business models to our operations and planning, and Mr. Viviano’s substantial experience with Alliance and the hospital industry, the Board determined that Mr. Viviano should continue to serve as a director. Mr. Viviano currently serves as the Chairman of our Compensation Committee and as a member of our Nominating and Corporate Governance Committee.

Incumbent Class II Directors serving for a term expiring in 2018

LARRY C. BUCKELEW

Mr. Buckelew is a healthcare advisor and private investor. Since March 2016, Mr. Buckelew has served as Vice Chairman of the Board. Mr. Buckelew served as Chairman of our Board from June 2012 until March 2016, and as Interim Chief Executive Officer for a period of 16 months commencing June 2012. Mr. Buckelew has been a member of our Board since May 2009, and was a member of both the Audit and Compensation Committees prior to June 2012. Prior to joining Alliance’s Board in 2009, Mr. Buckelew served as President and Chief Executive Officer of Gambro Healthcare, Inc. from November 2000 through October 2005. Mr. Buckelew began his career with American Hospital Supply Corporation (AHSC) in 1975 and served as an executive with AHSC and later Baxter International, Inc. following their merger in November 1985. Mr. Buckelew joined Sunrise Medical Inc. as Division President in 1986, a role he held until being named as Corporate President in 1993. In 1994, Mr. Buckelew was elected as President/Chief Operating Officer and Director for Sunrise, a position he held until 1996. In 1996, Mr. Buckelew was named as Group President for the Medical Group of companies for Teleflex Inc., and additionally as Chairman of Surgical Services Inc. (SSI) in 1998, positions he held until joining Gambro Healthcare Inc. in 2000. In determining that Mr. Buckelew should continue to serve as a director, the Board noted that Mr. Buckelew has substantial experience in the healthcare services and products industry, having served in executive positions with several large healthcare services providers and medical products companies throughout most of his career, that he has relevant board experience with other healthcare companies and that his background and experience provide him with a firm understanding of our industry, business and operations.

QISEN HUANG

Mr. Qisen Huang has been the Chairman of our Board of Directors since March 29, 2016. Mr. Huang has been the Executive Director of Tahoe since forming the company in 1992. In June 2009, Tahoe became the majority shareholder of Fujian Sannong Group (subsequently known as Thai Hot Group), a company listed on the Shanghai Stock Exchange, and Mr. Huang became its Chairman and Chief Executive Officer in March 2010. Prior to forming Tahoe, Mr. Huang was the Chief of the Investment Group under the Operations Department of Fujian Construction Bank. Mr. Huang graduated from Fuzhou University, Department of Civil Engineering, in 1984. Given Mr. Huang’s substantial business and executive management experience in several industries, the Board determined that Mr. Huang should continue to serve as a director.

PERCY C. TOMLINSON

Mr. Tomlinson joined us as Chief Executive Officer in October 2013. Prior to joining Alliance, Mr. Tomlinson served as the Chief Executive Officer for Midwest Dental, a leading US provider of dental care services, since September 2012. Previously, he spent 10 years with the Center for Diagnostic Imaging (CDI), a national network of imaging providers offering a full range of diagnostic imaging, pain management and interventional radiology services. At CDI, Mr. Tomlinson served as Chief Executive Officer from May 2011 until September 2012, as President and

Chief Operating Officer from 2005 to 2011, and as Senior Vice President and Chief Financial Officer from 2002 to 2005. Prior to joining CDI, Mr. Tomlinson spent approximately 17 years in primarily finance-related roles, including as Executive Vice President and Chief Financial Officer of Department 56, a publicly traded wholesale and retail consumer products company and President of Harmon Solutions Group, an insurance claim outsourcing company. In addition to his executive management experience, Mr. Tomlinson serves on the Board of Venture Expeditions, a charitable organization. Mr. Tomlinson holds an M.B.A. from Columbia University and a B.A. from the University of St. Thomas. Given Mr. Tomlinson’s 25 years of diverse executive management and leadership experience spanning the healthcare, consumer products, insurance and other industries, the Board determined that Mr. Tomlinson should continue to serve as a director.

Incumbent Class III Directors serving for a term expiring in 2019

SCOTT A. BARTOS

Mr. Bartos serves as President, Chief Executive Officer and Chairman of the Board for Rural/Metro Corporation, the nation’s leading provider of ambulance, fire protection and safety services, having joined Rural/Metro Corporation as the Chief Executive Officer in May 2013. Mr. Bartos is a director of Outset Medical, Inc. (formerly Home Dialysis Plus) and a director of Cardiovascular Systems Inc., a publicly traded company that develops and commercializes innovative solutions for treating peripheral and coronary vascular disease. Mr. Bartos previously served as President, Chief Executive Officer and Director of LaVie Care Centers, a national long-term care company with revenues exceeding $1 billion annually, from July 2009 through the sale of the company in December 2011. Prior to joining LaVie, Mr. Bartos served as President and Chief Operating Officer-East of Gambro Healthcare, Inc., and served in executive and management positions with companies such as Endoscopy Specialists, Inc., a company he founded and led through a merger and eventual public listing, U.S. Surgical Corporation, and PepsiCo, Inc. In determining that Mr. Bartos should continue to serve as a director, the Board noted that Mr. Bartos’ background and experience is called upon in considering all significant aspects of our business and operations, particularly with respect to matters of business strategy, and that Mr. Bartos has substantial experience as a healthcare executive and director and has extensive knowledge regarding our industry, business and operations. Mr. Bartos currently serves as a member of our Audit Committee and Compensation Committee.

EDWARD L. SAMEK

Mr. Samek served as Vice Chairman of MedQuist, Inc. from 1998 to 2000 and as Chairman and Chief Executive Officer of The MRC Group and its predecessor companies from 1982 to 1998 when it was acquired by MedQuist. Previously he served as President of Hudson Pharmaceutical Corporation and President of Childcraft Education Corp. He has also held executive and management positions with Procter & Gamble, Johnson & Johnson and Avon Products, Inc. Currently an independent consultant and investor, Mr. Samek serves as an Honorary Trustee of the Jackson Laboratory and Chairman of the Board of Friends of Acadia (National Park). Mr. Samek has extensive background and experience in the healthcare services industry and broad experience on the boards of several healthcare companies. In addition, he is our longest serving director, having joined the Board in 2001. In determining that Mr. Samek should continue to serve as a director, the Board noted that Mr. Samek’s background and experience is called upon in considering all significant aspects of our business and operations, particularly with respect to matters of business strategy, and that Mr. Samek has substantial experience concerning our development and is knowledgeable regarding our industry, business and operations. Mr. Samek currently serves as the Chairman of our Nominating and Corporate Governance Committee and as a member of our Audit Committee.

TAO ZHANG

Dr. Zhang has been a member of our Board of Directors since March 29, 2016. Dr. Zhang founded United Pacific Healthcare in August 2014, of which he is currently the Chairman and Chief Executive Officer. Previously, Dr. Zhang worked directly under Dr. Thomas Frist, Jr., the co-founder of Hospital Corporation of America (HCA), from 2008 through 2014. From 2008 to 2011, Dr. Zhang was in the U.S. on a part-time basis during which time he helped Dr. Frist and HCA source and negotiate hospital acquisition deals in China. Dr. Zhang spent the remainder of the time with HCA in China as the full-time chairman and Chief Executive Officer of China Hospital Corporation. From 2001

through 2005, Dr. Zhang worked at CITIC Pacific in the healthcare division as project manager and then General Manager. Dr. Zhang earned his M.D. degree in Qingdao University Medical School in 1998 and obtained further training in cardiac surgery for an additional three years in Beijing Fuwai Hospital. Dr. Zhang also holds both an M.B.A. and a Master’s Degree in Health Sector Management from Duke University, obtained in 2007. Dr. Zhang currently serves on our Compensation Committee and Nominating and Corporate Governance Committee. Given Dr. Zhang’s substantial experience with the medical and healthcare delivery industry, the Board determined that Dr. Zhang should continue to serve as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (referred to as the “Exchange Act”), requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on a review of copies of such forms received with respect to fiscal year 2016 and the written representations received from certain reporting persons that no other reports were required, we believe that all directors, officers and persons who own more than 10% of our Common Stock have complied with the reporting requirements of Section 16(a), except that, due to administrative oversight, on April 12, 2016, a late Form 3 was filed to report the determination that effective as of March 15, 2016, Dr. Steven M. Siwek was an executive officer of Alliance; on May 16, 2016, a late Form 4 was filed to report the sale of 5,218 shares of our Common Stock by Mr. Gregory E. Spurlock on May 12, 2014; and on February 22, 2017 (March 13, 2017 for Dr. Zhang), late Forms 4 were filed to report that each of Messrs. Buckelew, Bartos, Samek, Viviano and Dimick and Dr. Zhang received a restricted stock unit award on December 31, 2016.

Code of Ethics

Our Board has adopted a Code of Ethics for the CEO and Senior Financial Officers governing our directors, officers and employees, which is posted on our website, which is located at http://investors.alliancehealthcareservices-us.com (and is available in print, upon request), and we will also post on our website any amendment to the Code of Ethics for the CEO and Senior Financial Officers and any waiver applicable to our Senior Financial Officers, as defined in the Code, and our executive officers or directors.

Requests for the above documents should be sent to our Secretary at Alliance HealthCare Services, Inc., at our corporate headquarters located at 100 Bayview Circle, Suite 400, Newport Beach, California 92660 (or, after May 19, 2017, 18201 Von Karman Avenue, Suite 600, Irvine, CA 92612).

Audit Committee

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The current members of the Audit Committee are Messrs. Dimick (Chairman), Bartos and Samek, each of whom served on the committee throughout 2016. Our Board has determined that each current member of the Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication, and the Board has determined that each member is independent under NASDAQ listing standards and the rules of the SEC regarding audit committee membership. Our Board has also determined that Mr. Dimick is an “audit committee financial expert” within the meaning of SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Under our compensation program for non-employee directors we paid our non-employee directors (other than Mr. Huang) an annual cash fee of $40,000 for their services as directors, payable in quarterly installments of $10,000 each. Directors who were affiliated with Oaktree and MTS (as defined in “Related Person Transactions” in Item 13 below) discontinued their service on the Board upon completion of the 2016 Transaction, and so only received the first quarterly payment.

On December 31, 2015, each non-employee director at that time who was unaffiliated with Oaktree and MTS (other than Mr. Buckelew) received a restricted stock unit award, with the number of units calculated as $140,000, divided by the average share price of our Common Stock over the 15-day period preceding the grant date, rounded down to the nearest whole unit. Mr. Buckelew received a restricted stock unit award on December 31, 2015, with the number of units calculated as $102,500, divided by the closing share price of our Common Stock as of the grant date. All of these restricted stock unit awards vested on December 31, 2016.    On December 31, 2016, each non-employee director (other than Messrs. Huang, Buckelew, and Feng, and Dr. Zhang) received a restricted stock unit award, with the number of units calculated as $140,000, divided by the average share price of our Common Stock over the 15-day period preceding the grant date, rounded down to the nearest whole unit. On December 31, 2016, Mr. Feng and Dr. Zhang received a restricted stock unit award, with the number of units calculated as $93,338, which represents the prorated portion of the normal annual compensation attributable to the eight months during which they actively served as directors of the Company, divided by the average share price of our Common Stock over the 15-day period preceding the grant date, rounded down to the nearest whole unit. Mr. Buckelew received a restricted stock unit award on December 31, 2016, with the number of units calculated as $102,500, divided by the closing share price of our Common Stock as of the grant date, rounded to the whole unit. These restricted stock unit awards will vest in connection with completion of the merger. If the merger is not completed, they will vest on December 31, 2017, if the director continues his service with us through that date.

During 2016, we paid Mr. Huang a cash fee of $135,000 for his services in 2016 as director and will pay him a cash fee of $180,000 for his services in 2017 if he continues his service with us through that date. Mr. Huang has not received any restricted stock unit awards.

Our directors also received the following retainers for their service on committees of the Board and for serving as a chair of a committee for 2016:

Committee Chair Retainers
Audit	$30,000
Compensation	5,000
Nominating and Corporate Governance	5,000
Committee Member Retainers
Audit	$15,000
Compensation	5,000
Nominating and Corporate Governance	5,000

Messrs. Bartos, Dimick, Samek and Viviano also received fees for service on the Special Committee in connection with the 2016 Transaction and the currently pending merger, each described under “Related Person Transactions” in Item 13, below. Additional information regarding the fees is set forth in note 1 of the table included under “Directors Compensation Table for Fiscal 2016.”

We entered into an offer letter with Mr. Buckelew effective June 1, 2012, providing for his service as our Interim Chief Executive Officer, which concluded on October 1, 2013, and Chairman of our Board. Under the offer letter, Mr. Buckelew was entitled to receive additional retainers for his service as Chairman of the Board. The combined amount of these retainers was $335,000 per year through October 1, 2015, paid $197,500 in cash and $137,500 in restricted stock units, and became $265,000 per year thereafter, paid $162,500 in cash and $102,500 in restricted stock units. Effective upon the closing of the 2016 Transaction, Mr. Buckelew was appointed Vice Chairman of the Board. On the recommendation of the Special Committee of the Board for the 2016 Transaction, the Board approved that Mr. Buckelew’s compensation for his services on the Board would remain unchanged for the remainder of 2016. Mr. Buckelew was inadvertently overpaid from July 2016 until early April 2017 by an amount equal to $40,070.82. He promptly repaid that amount in full after the error was detected.

As in prior years, non-employee directors received reimbursement of travel expenses related to their Board service.

We have established a directors’ deferred compensation plan for all non-employee directors. No directors elected to participate in the directors’ deferred compensation plan in 2016, and only Mr. Dimick had an account balance under the directors’ deferred compensation plan as of December 31, 2015. Upon the closing of the 2016 Transaction, in accordance with the terms of the deferred compensation plan, Mr. Dimick’s phantom units were converted and settled for cash.

Directors Compensation Table for Fiscal 2016

The following table summarizes the compensation earned during the fiscal year ended December 31, 2016 by each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Scott A. Bartos	70,000	140,000	200,000
Aaron A. Bendikson (4)	46,876	—	46,876
Larry C. Buckelew	217,692	128,750	346,442
Neil F. Dimick	186,572	140,000	326,572
Heping Feng (4)	37,500	—	37,500
Michael P. Harmon (4)	46,876	—	46,876
Qisen Huang (4)	135,000	—	135,000
Curtis S. Lane (4)	61,719	—	61,719
Edward L. Samek	144,256	140,000	284,256
Paul S. Viviano	126,500	140,000	266,500
Tao Zhang (4)	37,500	—	37,500

(1)	Amounts in this column for Messrs. Bartos, Dimick, Samek and Viviano include fees paid for service on the Special Committee described under “Related Person Transactions” in Item 13, below. The Board authorized payment to the Directors who served on the Special Committee, Messrs. Bartos, Dimick (Chairman), Samek, and Viviano, of the following amounts: $10,000 monthly fees ($12,000 for Mr. Dimick); $2,500 for each in-person meeting attended, and $1,000 for each telephonic meeting attended. Mr. Bartos did not become a member of the Special Committee until November 2016.
(2)	The amounts in this column are the aggregate grant date fair values computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (revised January 15, 2010), “Stock Compensation.” Assumptions made in the valuation of awards in the “Stock Awards” column can be found in Note 4 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, but exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	On December 31, 2016, each non-employee director (other than Messrs. Huang, Buckelew, and Feng, and Dr. Zhang) received a restricted stock unit award, with the number of units calculated as $140,000, divided by the average share price of our Common Stock over the 15-day period preceding the grant date, rounded down to the nearest whole unit. On December 31, 2016, Mr. Feng and Dr. Zhang received a restricted stock unit award, with the number of units calculated as $93,338, which represents the prorated portion of the normal annual compensation attributable to the eight months during which they actively served as directors of the Company, divided by the average share price of our Common Stock over the 15-day period preceding the grant date, rounded down to the nearest whole unit. Mr. Buckelew received a restricted stock unit award on December 31, 2016, with the number of units calculated as $102,500, divided by the closing share price of our Common Stock as of the grant date, rounded to a whole unit. These restricted stock unit awards will vest in connection with completion of the merger. If the merger is not completed, they will vest on December 31, 2017, if the director continues his service with us through that date. Information about the compensation for Mr. Tomlinson is provided below in the “Executive Compensation” section.
(4)	At the completion of the 2016 Transaction, Messrs. Feng and Huang and Dr. Zhang were appointed to serve on our Board and replaced Messrs. Bendikson, Harmon and Lane, effective March 29, 2016.

Compensation Discussion and Analysis

This section discusses the principles underlying our compensation policies for our executive officers who are named in the “Summary Compensation Table” below. Our “named executive officers” for 2016, who we refer to as our “executives” or “executive officers” in this section are:

•	Percy C. Tomlinson, President and Chief Executive Officer (CEO);

•	Rhonda Longmore-Grund, Executive Vice President and Chief Financial Officer (CFO);

•	Howard K. Aihara, former Executive Vice President and Chief Financial Officer (CFO);

•	Richard W. Johns, Chief Operating Officer, Chief Legal Officer and Secretary;

•	Richard A. Jones, President, Alliance Radiology Division; and

•	Gregory E. Spurlock, President, Alliance Oncology Division and International Business.

Ms. Longmore-Grund was appointed Executive Vice President and Chief Financial Officer effective as of March 10, 2016.

Mr. Aihara ceased serving as the Company’s Executive Vice President and Chief Financial Officer effective as of March 10, 2016.

Executive Summary

We are a leading national provider of advanced outpatient diagnostic imaging and radiation therapy services, based upon annual revenue and number of systems deployed. Managing and growing our business requires a management team of dedicated, experienced and talented executives. Our executives are accountable for the performance of the company and the division(s) they manage and are compensated primarily based on that performance.

Fiscal 2016 was another successful and important year for the company as we seek to execute on our long-term strategic growth plan:

•	We achieved revenue of $505.5 million and adjusted EBITDA (as defined below) of $131.5 million.*

•	We generated $108.8 million in operating cash flows.

•	Alliance Radiology reported strong annual same-store volume growth of +1.6% for MRI and +6.7% for PET/CT.

•	Alliance Oncology continued its same-store volume growth trends, with annual same-store stereotactic radiosurgery volume growth of +0.4% and linear accelerator volume increasing 2.9%.

•	Alliance Interventional Revenue increased 37.3% to $45.6 million.

*	Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). See “Long Term Incentive Compensation” below and Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for additional information and a GAAP reconciliation of this measure.

We believe that executive compensation for 2016 was consistent with our compensation philosophy and objectives (as described below) and with our performance during the year. The following discussion summarizes in more detail our executive compensation program, including our compensation philosophy and objectives, the processes and sources of input that are considered in determining executive compensation, and an analysis of the compensation paid to or earned by the executive officers for 2016.

Our Executive Compensation Philosophy and Objectives

Purpose of Compensation

Our executive compensation program aims to attract talented individuals to lead, manage and operate all aspects of our business and reward and retain executives who continue to meet our high expectations over time. Our executive compensation program combines short- and long-term components, cash and equity, and fixed and contingent payments in the amounts and proportions that we believe are most appropriate to incentivize and reward our executive officers for achieving our objectives. Our executive compensation program also is intended to make us competitive in our industry, where there is considerable competition for talented executives.

Compensation Objectives

Our Compensation Committee has designed our executive compensation to be significantly performance-based. The Compensation Committee believes that compensation we pay to our executives should align closely with our performance on both a short-term and long-term basis; should be linked to specific, measurable results intended to create value for stockholders; and should assist us in attracting and retaining key executives critical to our long-term success.

More particularly, our compensation program strives to achieve the following objectives:

•	attract and retain individuals of superior ability and managerial talent;

•	ensure executive compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•	increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	enhance the executives’ incentive to increase our stock price and maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in Alliance through stock options and/or restricted stock units.

To achieve these objectives, we pay our executive officers competitively, consistent with our success and their contribution to that success. We ensure that a significant portion of compensation directly relates to our stock performance and other factors that directly and indirectly influence stockholder value. Accordingly, the Compensation Committee sets goals designed to link each executive’s compensation to identified key measures of our performance and the executive’s own performance. Consistent with this performance-based philosophy, our executive officer compensation includes a significant incentive-based component in addition to a base salary. The Compensation Committee reserves for our named executive officers the largest potential compensation awards for performance- and incentive-based programs.

The elements of our executive compensation include the following:

•	annual base salary;

•	annual cash bonus opportunity in accordance with our Executive Incentive Plan;

•	long-term equity incentive awards in accordance with our 1999 Equity Plan;

•	long-term cash incentive awards;

•	discretionary bonuses in circumstances in which our Compensation Committee determines appropriate; and

•	additional benefits and perquisites.

Generally, our Compensation Committee allocates total compensation between cash and equity based in part on a review of peer group healthcare services companies of comparable size and with which we compete for executive talent, as discussed below. The allocation reflects what the members of the Compensation Committee believe to be an appropriate balance between short-term incentives and long-term incentives to align the interests of our executive officers with the interests of our stockholders. Our Compensation Committee annually evaluates the balance between equity and cash compensation among executive officers.

Determination of Executive Compensation

Role of the Compensation Committee

The Compensation Committee evaluates the performance of our CEO and has the sole authority to approve his compensation. The Compensation Committee reviews and makes compensation determinations with respect to all compensation for all other executive officers. To aid the Compensation Committee in making its determinations, the CEO provides recommendations annually to the Compensation Committee regarding the compensation of all other executive officers.

Role of Executive Officers

In connection with the determination of compensation awards, our CEO evaluates the performance of each named executive officer. Each named executive officer in turn participates in an annual performance review with the CEO to provide input about the named executive officer’s contributions to our company for the relevant period. The Compensation Committee annually reviews the performance of our named executive officers, and our CEO’s assessments of that performance, when making its compensation determinations.

Compensation Benchmarking and Peer Group

The Compensation Committee considers the compensation paid by a peer group of healthcare services companies in determining base salaries, target bonus percentages, discretionary equity grants and allocation of total compensation between cash and equity. This approach enables us to offer competitive compensation packages to our executives and also ensures that our cost structures will allow us to remain competitive in our markets. In setting annual cash compensation opportunities and determining equity grants, the Compensation Committee considers the peer group data but does not target any specific positioning for the compensation components or total compensation.

In late 2013 and continuing into 2014, the Compensation Committee directly engaged F.W. Cook to work with management and the Compensation Committee to assist it in the determination of the key elements of the compensation programs. At the Compensation Committee’s direction, F.W. Cook evaluated a number of factors, including total cash compensation, existing equity awards and share ownership, cash bonuses to retain executive officers and the relative experience and responsibilities of executives. F.W. Cook also prepared a summary comparison of our various compensation components and total compensation to the peer group data. F.W. Cook provided data and analysis to the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executives.

The peer group recommended by F.W. Cook and approved by the Compensation Committee consisted of the following 9 companies: Amedisys Inc.; AMN Healthcare Services, Inc.; AmSurg Corp.; Cross Country Healthcare, Inc.; Hanger Orthopedic Group, Inc.; Healthways, Inc.; IPC The Hospitalist Company, Inc.; RadNet Inc.; and U.S. Physical Therapy, Inc. This group of companies provided an appropriate peer group because the companies were primarily engaged in healthcare services and healthcare facilities and they balanced the company’s relative size in terms of revenue; earnings before interest, taxes, depreciation and amortization (EBITDA); market cap and enterprise value.

During 2015, in connection with the purchase of a majority of the shares of the Company’s common stock by THAIHOT Investment Company Limited, a wholly owned indirect subsidiary of Tahoe Investment Group Co., Ltd., from funds managed by Oaktree Capital Management, L.P. and MTS Health Investors, LLC, and Larry C. Buckelew (the “2016 Transaction”), the Special Committee of the Board engaged Mercer to perform a comprehensive review of the compensation payable to the Company’s employees in connection with the completion of the 2016 Transaction and any new compensatory arrangements that would be put into place for 2016. For its review, Mercer used a combination of peer group proxy data and survey data (weighed equally) for the named executive officers.    In connection with its review, Mercer recommended and the Special Committee approved, utilizing Mercer’s modified peer group. Mercer recommended peer companies with revenues ranging from $300 million - $1.2 billion (approximately 0.5x – 2x of Alliance’s projected revenue of approximately $600 million).

Based on Mercer’s recommendations, AmSurg was removed from the peer group due to size (>5x of Alliance’s revenue) and the following companies were added: Surgical Care Affiliates, Examworks, LHC Group, Capital Senior Living Corp, Diversicare Healthcare Services, Addus Homecare, USMD Holdings. Mercer used both Mercer and Towers Watson survey data for healthcare and technology companies using the $300 million - $1.2 billion revenue cut.

Stockholder Advisory Vote to Approve Executive Compensation

At our 2014 annual meeting of stockholders, our stockholders approved, on an advisory basis, the compensation of our named executive officers with an approval rating of approximately 88% of votes cast. While the Compensation Committee is pleased with the support shown by our stockholders in this advisory vote, modifications were made for 2016, described more fully below, as we strive to ensure that our executive compensation is aligned with our corporate strategy, business objectives and the long-term interests of our stockholders. Because our stockholders voted at the 2011 annual meeting of stockholders to hold future advisory votes on the compensation of our named executive officers every three years, we are holding an advisory say-on-pay vote at the 2017 annual meeting of stockholders. In addition, we are required to hold an advisory vote on the frequency of the say-on-pay vote at least once every six years and so we are holding an advisory vote on the frequency of the say-on-pay vote at the 2017 meeting of stockholders.

Elements of our Executive Compensation Program

The following sections describe each element of the direct compensation program for our named executive officers in more detail.

Annual Base Salary

The Compensation Committee establishes base salaries for executive officers based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels within the peer group of companies and company budget. The Compensation Committee sets the base salary of each of our named executive officers each year based significantly on individual performance, as assessed by the Compensation Committee with input from the CEO regarding executives other than him. The Compensation Committee also considers how the executive’s base salary compares with the peer group generally, but the Compensation Committee does not target any specific level of base salary for the executives as compared to the peer group. Any increase in salary is discretionary, and our executives receive no formulaic base salary increases.

Mercer’s 2015 market analysis indicated that each of the named executive officers’ 2015 base salaries fell significantly below the market median. For 2016, the Compensation Committee approved a 10% base salary increase for Mr. Tomlinson, and an approximately 11% base salary increase for Mr. Johns, to account for this market positioning and to reflect the changes in their roles and level of responsibilities, and an approximately 5% increase in the base salaries of each other continuing named executive officer which brings their salaries closer to the market median.

Accordingly, Mr. Tomlinson received an increase in his base salary for 2016 to $660,000, Mr. Johns received an increase in his base salary for 2016 to $375,000, Mr. Spurlock received an increase in his base salary for 2016 to $325,000, and Mr. Jones received an increase to $325,000. Each of these base salary increases was effective as of February 2, 2016. None of our other named executive officers received a base salary increase for 2015.

The base salaries of our named executive officers for 2016 are set forth below:

Name and Title	2014 Salary	2015 Salary	2016 Salary
Percy C. Tomlinson, President and Chief Executive Officer	$600,000	$600,000	$660,000
Rhonda Longmore-Grund, Executive Vice President and Chief Financial Officer	n/a	n/a	$300,000
Howard K. Aihara, former Executive Vice President and Chief Financial Officer	$299,580	$305,000	$93,846	(1)
Richard W. Johns, Executive Vice President, General Counsel and Secretary	$325,000	$337,000	$375,000
Richard A. Jones, President, Radiology Division	$310,000	$310,000	$325,000
Gregory E. Spurlock, President, Oncology Division	$290,000	$310,000	$325,000

(1)	Earnings from January 1 – April 30th

Annual Cash Bonus Opportunity

Each of our named executive officers participates in an annual bonus plan called the Executive Incentive Plan.

Target Bonus Opportunity. The Compensation Committee generally assigns to each of our executives an annual target bonus that is stated as a percentage of his or her annual base salary. The percentage target increases along with the executive’s responsibilities within the company and with the named executive officer’s ability to influence the overall results of the company. The 2016 target bonus opportunities for the named executive officers were set at the same levels as in 2014 and 2015: 85% of his annual base salary in the case of Mr. Tomlinson and 75% of annual base salary in the case of each other named executive officer. The Compensation Committee determined that these percentages appropriately reflected the responsibilities held by each officer and his ability to affect the success of the company.

For 2016, the bonus amount earned by each executive under the Executive Incentive Plan was calculated in two steps. First, the fiscal 2016 bonus opportunity for each executive was determined based on achievement against four company financial performance measures or, in the case of Messrs. Jones and Spurlock, division financial performance measures in lieu of company measures:

(1)	revenue component - 15% of total 2016 bonus opportunity;

(2)	adjusted EBITDA component - 50% of total 2016 bonus opportunity;

(3)	patient satisfaction component - 5% of total 2016 bonus opportunity; and

(4)	return on invested capital component - 30% of total 2016 bonus opportunity.

Second, the bonus amount earned by each executive was calculated as the sum of:

(1)	an amount equal to 70% of the 2016 bonus opportunity for such executive; and

(2)	an amount equal to 30% of the 2016 bonus opportunity for such executive multiplied by the executive’s percentage achievement of his individual performance objectives (“Performance Objectives”) for 2016.

Revenue Component. The revenue component constituted 15% of the annual bonus opportunity in 2016. For Mr. Jones, President of our Radiology Division, the revenue component was based solely on revenue for the Radiology Division. For Mr. Spurlock, President of our Oncology Division, the revenue component was based solely on revenue for the Oncology Division. For the remaining named executive officers, the revenue component was based on total company revenue since these executives were responsible for company-wide achievement. The actual bonus amount payable with respect to the revenue component can range from 0% to 115% of the target bonus amount, with the higher our revenue against the established target, the higher the bonus percentage relative to this component. In 2016, the revenue target for the company was $530.3 million and the company achieved revenue of $505.5 million. This achievement level was 95.3% of the target, which resulted in bonus payouts under the Executive Incentive Plan for Messrs. Tomlinson, Aihara, Johns and Ms. Longmore-Grund for the revenue component of 91.8% of the target bonus amount. In 2016, the revenue target for our Radiology Division was $356.9 million and our Radiology Division achieved revenue of $350.8 million. This achievement level was 98.3% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Jones for the revenue component of 98.3% of the target bonus amount. In 2016, the revenue target for our Oncology Division was $115.6 million and our Oncology Division achieved revenue of $107.2 million. This achievement level was 92.7% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Spurlock for the revenue component of 72.1% of the target bonus amount.

Adjusted EBITDA Component. The adjusted EBITDA component constituted 50% of the annual bonus opportunity in 2016. For Mr. Jones, President of our Radiology Division, the adjusted EBITDA component was based solely on adjusted EBITDA for the Radiology Division. For Mr. Spurlock, President of our Oncology Division, the adjusted EBITDA component was based solely on adjusted EBITDA for the Oncology Division. For the remaining named executive officers, the adjusted EBITDA component was based on total company adjusted EBITDA since these executives were responsible for company-wide achievement. The actual bonus amount payable with respect to the adjusted EBITDA component can range from 0% to 150% of the target bonus amount. In 2016, the adjusted EBITDA target for the company was $112.3 million and the company achieved adjusted EBITDA of $113.9 million. This achievement level was 101.4% of the target, which resulted in bonus payouts under the Executive Incentive Plan for Messrs. Tomlinson, Aihara and Johns, and Ms. Longmore-Grund for the adjusted EBITDA component of 102.8% of the target bonus amount. In 2016, the adjusted EBITDA target for our Radiology Division was $110.0 million and our Radiology Division achieved adjusted EBITDA of $114.2 million. This achievement level was 103.7% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Jones for the adjusted EBITDA component of 113.8% of the target bonus amount. In 2016, the adjusted EBITDA target for our Oncology Division was $38.0 million and our Oncology Division achieved adjusted EBITDA of $40.0 million. This achievement level was 105.3% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Spurlock for the adjusted EBITDA component of 123% of the target bonus amount. Mr. Aihara was paid at 100% achievement pro-rated for the period of time in which he was employed for 2016.

Patient Satisfaction Component. The patient satisfaction component constituted 5% of the annual bonus opportunity in 2016. For Mr. Jones, President of our Radiology Division, the patient satisfaction component was based solely on patient satisfaction for the Radiology Division. For Mr. Spurlock, President of our Oncology Division, the patient satisfaction component was based solely on patient satisfaction for the Oncology Division. For the remaining named executive officers, the patient satisfaction component was based on total company patient satisfaction since these executives are responsible for company-wide achievement. The actual bonus amount payable with respect to the patient satisfaction component can range from 0% to 150% of the target bonus amount, with the higher our patient satisfaction against the established target, the higher the bonus percentage relative to this component. In 2016, the patient satisfaction target for the company was 95% and the company achieved patient satisfaction of 95%. This achievement level resulted in bonus payouts under the Executive Incentive Plan for Messrs. Tomlinson, Aihara and Johns, and Ms. Longmore-Grund for the patient satisfaction component of 100% of the target bonus amount. In 2016, the patient satisfaction target for our Radiology Division was 95% and our Radiology Division achieved patient satisfaction of 95%. This achievement level resulted in a bonus payout under the Executive Incentive Plan for Mr. Jones for the patient satisfaction component of 100% of the target bonus amount. In 2016, the patient satisfaction target for our Oncology Division was 95% and our Oncology Division achieved patient satisfaction of 95%. This achievement level resulted in a bonus payout under the Executive Incentive Plan for Mr. Spurlock for the patient satisfaction component of 100% of the target bonus amount.

Return on Invested Capital Component. The return on invested capital component constituted 30% of the annual bonus opportunity in 2016. “Return on invested capital” for total company calculation means (A) adjusted EBITDA net of minority interest and depreciation expense divided by (B) assets net of goodwill, intangible assets and non-debt liabilities. For Mr. Jones, President of our Radiology Division, the return on invested capital component was based solely on return on invested capital for the Radiology Division, for which “Return on invested capital” means (A) Adjusted EBITDA net of shared services, minority interest, and depreciation, divided by (B) net fixed assets and construction in process, plus accounts receivable. For Mr. Spurlock, President of our Oncology Division, the return on invested capital component was based solely on return on invested capital for the Oncology Division, for which “Return on invested capital” means (A) Adjusted EBITDA net of shared services, minority interest, and depreciation, divided by (B) net fixed assets and construction in process, plus accounts receivable. For the remaining named executive officers, the return on invested capital component was based on total company return on invested capital since these executives are responsible for company-wide achievement. The actual bonus amount payable with respect to the return on invested capital component can range from 0% to 150% of the target bonus amount. In 2016, the return on invested capital target for the company was 20.4% and the company achieved a favorable return on invested capital of 20.6%. This achievement level was 101.0% of the target, which resulted in bonus payouts under the Executive Incentive Plan for Messrs. Tomlinson, Aihara and Johns, and Ms. Longmore-Grund for the return on invested capital component of 102% of the target bonus amount. In 2016, the return on invested capital target for our Radiology Division was 32.5% and our Radiology Division achieved return on invested capital unfavorable of 30.0%. This achievement level was 92.3% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Jones for the return on invested capital component of 69% of the target bonus amount. In 2016, the return on invested capital target for our Oncology Division was 16.3% and our Oncology Division achieved return on invested capital favorable of 19.8%. This achievement level was 121. 5% of the target, which resulted in a bonus payout under the Executive Incentive Plan for Mr. Spurlock for the return on invested capital component of 150% of the target bonus amount.

Performance Objectives Component. Due to the number of Performance Objectives assigned to each named executive officer, no individual Performance Objective is material to the total compensation paid to a named executive officer. The Compensation Committee has set Performance Objectives to be difficult to attain in light of budget projections and past experience and does not expect the executive officer to attain them with average or below average effort or performance. Many Performance Objectives require the subjective judgment of the Compensation Committee.

Please see the following summaries of the individual Performance Objectives assigned to each named executive officer and the Compensation Committee’s assessment of his or her achievement of his or her Performance Objectives.

Chief Executive Officer-Percy C. Tomlinson

Mr. Tomlinson’s Performance Objectives for 2016 included key strategic goals, performance of the Radiology and Oncology Divisions, financial performance, implementation of investor relations plans and patient care. No single Performance Objective for Mr. Tomlinson had a material effect on the total compensation payable or paid to him. Mr. Tomlinson achieved his Performance Objectives at 100% during 2016.

Executive Vice President and Chief Financial Officer-Howard K. Aihara

Mr. Aihara’s primary 2016 Performance Objective was the successful transition of all duties and responsibilities to the incoming candidate. He is acknowledged as achieving 100% of his performance objective.

Executive Vice President and Chief Financial Officer-Rhonda Longmore-Grund

Ms. Longmore-Grund’s Performance Objectives for 2016 included key strategic goals, performance of the Radiology and Oncology Divisions, obtaining lease financings, managing operational and balance sheet metrics, and implementation of investor relations plans, inclusive of establishing key relationships and presenting at conferences throughout the year. No single Performance Objective for Ms. Longmore-Grund had a material effect on the total compensation payable or paid to her. Ms. Longmore-Grund’s achievement score was at 100% for 2016.

Executive Vice President, Chief Operating Officer, Chief Legal Officer, and Secretary-Richard W. Johns

Mr. Johns’ Performance Objectives for 2016 included strategy and business development for the Alliance Interventional Division, refining our operational model in preparation for future growth, developing and executing a legal strategy for China expansion, effectively managing legal activities and team member development. No single Performance Objective for Mr. Johns had a material effect on the total compensation payable or paid to him. Mr. Johns achieved his Performance Objectives at 95% during 2016.

President, Radiology Division-Richard A. Jones

Mr. Jones’ Performance Objectives for 2016 were with respect to the Radiology Division and included revenue protection and growth, excellence in patient care and service, financial performance, operational profitability and growth and same-store volume growth. No single Performance Objective for Mr. Jones had a material effect on the total compensation payable or paid to him. Mr. Jones achieved his Performance Objectives at 100% during 2016. Mr. Jones also received a discretionary bonus of $30,000 for his division’s strong performance during 2016.

President, Oncology Division-Gregory E. Spurlock

Mr. Spurlock’s Performance Objectives for 2016 were with respect to the Oncology Division and included actively managing and scaling growth of the division and its talent, enhancing the data intelligence used to support this growth, patient satisfaction and increasing revenue and same-store sales. No single Performance Objective for Mr. Spurlock had a material effect on the total compensation payable or paid to him. Additionally Mr. Spurlock had Performance Objectives for the development of our International Division. Mr. Spurlock achieved his Performance Objectives at 95% during 2016.

Fiscal 2016 Executive Incentive Plan Bonus Calculation. In summary, for 2016 we paid the following bonuses to our named executive officers under the Executive Incentive Plan, which amounts are included in the Non-Equity Incentive Plan Compensation column of the “Summary Compensation Table” below:

Step 1: Calculation of Total Fiscal 2016 Executive Incentive Plan Bonus Opportunity:

Name	Revenue Payout%	Adjusted EBITDA Payout%	Return on Invested Capital Payout%	Patient Satisfaction %	Weighted Average Payout %	Total Fiscal 2016 Bonus Opportunity
Percy C. Tomlinson	91.8%	102.8. %	102.0%	100.0%	100.8%	$553,460
Rhonda Longmore-Grund	91.8%	102.8%	102.0%	100.0%	100.8%	$180,514
Howard K. Aihara	91.8%	102.8%	102.0%	100.0%	100.8%	$70,927	(1)
Richard W. Johns	91.8%	102.8%	102.0%	100.0%	100.8%	$276,788
Richard A. Jones	98.3%	113.8%	69.0%	100.0%	97.3%	$234,722
Gregory E. Spurlock	72.1%	123%	150.0%	100.0%	122.3%	$294,942

(1)	Based on eligible earnings from Jan 1- April 30

Step 2: Calculation of Total Fiscal 2016 Executive Incentive Plan Bonus Earned:

	Financial Performance Component - 70%	Individual Performance Component - 30%
Name	Financial Component Bonus Amount	Individual Performance Bonus Opportunity	Individual Performance Score	Individual Performance Component Bonus Amount	Discretionary Bonus (1)	Total Fiscal 2016 Bonus Amount
Percy C. Tomlinson	$387,422	$166,038	100.0%	$166,038	$0	$553,460
Rhonda Longmore-Grund	$126,360	$54,154	100.0	$54,154	$0	$180,514
Howard K. Aihara	$49,649	$21,278	100.0	$21,278	$0	$70,927
Richard W. Johns	$193,752	$83,036	95.0%	$78,885	$0	$272,636
Richard A. Jones	$164,305	$70,417	100.0%	$70,417	$30,000	$264,722
Gregory E. Spurlock	$206,459	$88,483	95.0%	$84,058	$0	$290,518

(1)	Represents discretionary bonuses approved by the Compensation Committee’s in recognition of division achievement

Payouts for Return on Capital Component of Executive Incentive Plan For Prior Years. In 2016, certain of our named executive officers were eligible to receive payouts under the return on capital component (the “ROC Component”) of the Executive Incentive Plan for prior years. The ROC Component is measured with respect to (1) investments in fixed-site imaging centers and radiation oncology centers (collectively, the “de novo investments”) and (2) acquisition investments. For Mr. Jones, President of our Radiology Division, the ROC Component is based solely on investments for the Radiology Division. For Mr. Spurlock, President of our Oncology Division, the ROC Component is based solely on investments for the Oncology Division. For the remaining named executive officers, the ROC Component is based on an aggregate of investments in both the Radiology Division and the Oncology

Division since these executives are responsible for company-wide achievement. The return on capital is determined based on EBIT (defined as earnings before interest and income taxes), divided by total capital expended, in each case with respect to the particular investment. For the de novo investments, return on capital is measured against a return on capital expectation established by the Compensation Committee. For the acquisition investments, the return on capital is measured against the return on capital target for the particular acquisition established by the Board of Directors. Achievement of return on capital is calculated based on a weighted average of the de novo and acquisition investments achievement levels, with payment ranging from 0% to 175% of the target bonus amount. The Board of Directors considers our success in developing these de novo centers and in strategically investing in acquisitions to be critical components for our overall success.

The ROC Component 2016 target was not earned and as a result nothing will be paid in FY 2017. Since the plan has ended, 2016 is the last year of measurement and potential payout. It was measured and paid two and three fiscal years after the particular investment was made. For example, for the 2013 de novo and acquisition investments, the return on capital achievement levels were calculated based on 2016 performance. One-half of the amounts calculated would have been paid with respect to 2016 performance. The return on capital will not be again calculated, as the plan has ended. The ROC Component has not been a component of our Executive Incentive Plan since 2014 and was only being paid with respect to de novo and acquisition investments made prior to fiscal 2014.

Oncology Division 2016 Business Development Incentive Compensation Plan. In addition to the Executive Incentive Plan described above, Mr. Spurlock was eligible to receive a commission equal to $75,000 for each contract executed by the company in 2016 in connection with the creation or upgrade of a radiation therapy treatment facility owned, leased and/or operated by the company’s Oncology Division if such contract generated at least $3,000,000 of EBITDA. For 2016, Mr. Spurlock earned two commissions totaling $150,000.

2016 Transaction Bonus Program. In connection with and effective as of the closing of the 2016 Transaction, the Company entered into a new management incentive arrangement which involved the issuance of $1.5 million in cash-based awards (the “Cash Awards Amount”) to the management of the Company. The Cash Awards Amount was paid by the THAIHOT Investment Company Limited and Tahoe Investment Group Co., Ltd. to the Company at the closing of the 2016 Transaction. On March 23, 2016, the Special Committee of the Board approved the payment of the following cash awards pursuant to this arrangement to the named executive officers, contingent on each executive entering into the Amendment to his respective Executive Severance Agreement, described below under “Severance and Change in Control Benefits.”

Name	Cash Award
Percy C. Tomlinson	$572,500
Richard W. Johns	$297,500
Richard A. Jones	$90,000
Gregory E. Spurlock	$150,000

The cash awards were paid as to one-third of the amount on each of the closing of the 2016 Transaction, the three-month anniversary of the closing of the 2016 Transaction and the six-month anniversary of the closing of the , in each case, subject to the executive’s continued service with the Company through each payment date. Additionally, as discussed below under “Severance and Change in Control Benefits,” Mr. Aihara also received a cash award of $150,000. All payments were made in 2016, and are not ongoing obligations.

Long-Term Incentive Compensation

Annual Long-Term Incentive Program (LTIP) Awards. In May 2013, with the assistance of F.W. Cook, we adopted a new long-term incentive program (“LTIP”) under which executive officers and other eligible employees may be granted on an annual basis a combination of stock options and annual performance cash awards payable based on achievement against a pre-established adjusted EBITDA goal (referred to as “EBITDA Awards”) for the year. The Compensation Committee has established annual LTIP grant guidelines for each executive officer, which are based on the individual’s position level and are expressed as a percentage of annual salary. These LTIP grant guidelines are one factor the Compensation Committee considers when determining the grant value of the annual awards to each executive under the LTIP. The Compensation Committee also considers the recommendation of our Chief Executive Officer (other than for the Chief Executive Officer’s LTIP award) and a subjective evaluation of the executive’s responsibilities, individual performance, current compensation package, value of unvested equity awards and expected future contributions and value to the company. Once the grant value for these executives is determined, the Compensation Committee determines the appropriate allocation of the grant value between stock options, RSUs, and EBITDA Awards.

The Compensation Committee granted the 2016 LTIP awards in March 2016. After reviewing the LTIP guidelines for each executive officer and the other factors described in the preceding paragraph, the Compensation Committee determined to provide LTIP awards equal to the LTIP guideline applicable to each such executive and to split the award values between stock options (based on an estimate of Black-Scholes valuation as of the grant date), restricted stock units (RSU’s) (based on estimated value as of grant date) and EBITDA Awards (based on the target award value). One of the principal factors in making this determination was a strong desire to stress internal parity and to balance both short-term and long-term objectives.

Name	LTIP Guideline as% of Salary	Approx. LTIP Grant Value Approved	Value Allocated to RSU’s	Value Allocated to Stock Options	Value Allocated to Target EBITDA Award
Percy C. Tomlinson			12.5%	12.5%	75.0%
	230.7%	$1,522,485	(190,311)	(190,311)	(1,141,864)
Rhonda Longmore-Grund				50.0%	50.0%
	50.0%	150,000	0	(75,000)	(75,000)
Richard W. Johns			12.5%	12.5%	75.0%
	157.8%	$591,605	(73,951)	(73,951)	(443,704)
Richard A. Jones			12.5%	12.5%	75.0%
	113.7%	$369,461	(46,183)	(46,183)	(277,096)
Gregory E. Spurlock			12.5%	12.5%	75.0%
	106.1%	$344,899	(43,112)	(43,112)	(258,675)

The stock options were granted with an exercise price equal to the closing price of our Common Stock on the NASDAQ Stock Market on the date of grant and generally vest in three substantially equal installments on the first three anniversaries of the grant date. Please see the Grants of Plan-Based Awards Table for the number of stock options granted pursuant to the 2016 LTIP awards. RSUs make up a component of our Long Term Incentive Program and, similar to the granted stock options, these grants generally vest in three substantially equal installments on the first three anniversaries of the grant date.

We believe that stock options, which provide a reward to the executive only if the market price of the underlying shares increases over time, are inherently performance-based and serve as an effective means to achieve our compensation objective of motivating our executives to contribute to the long-term growth and profitability of our company and thereby create value for our stockholders. We believe that RSUs are also performance-based due to their potential to increase in value due to positive company financial performance. Stock options and RSU’s also function as a retention incentive for our executives as they generally vest and become exercisable in installments over a three-year period, contingent upon the executive’s continued employment.

The 2016 EBITDA Awards represent the right to receive a bonus payment, the amount of which is specified in the award agreement, if the company meets or exceeds the 2016 target adjusted EBITDA established by the Compensation Committee for the year. For the 2016 EBITDA Awards, adjusted EBITDA means net income (or loss) under generally accepted accounting principles, before: interest expense, net; income taxes; depreciation and amortization expense; share-based payment; severance or other restructuring expenses; transaction costs; shareholder transaction costs; impairment charges; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; non-cash gain or step acquisition; and other non-cash charges or benefits included in other income (or expense). Actual adjusted EBITDA is determined by the Compensation Committee taking into account adjustments that the Compensation Committee believes are appropriate, such as for acquisitions or dispositions during the year, for purposes of the 2016 EBITDA Awards. If the target adjusted EBITDA is not met, any amount earned under the award will be at the Compensation Committee’s discretion. If an amount is payable under the EBITDA Award, then one-third (1/3) of the amount of the award will vest and become payable as of December 31 of that year and be payable by March 15 of the following year. The remaining two-thirds (2/3) of the amount of the award will vest and become payable in equal installments on December 31 of each of the next two years, subject to the executive’s continued employment through the applicable vesting date, and be paid by March 15 following each vesting date. The purpose of the EBITDA Awards is to focus executives on achievement of an important financial operating objective and to encourage retention over the vesting period of the award.

The target company-wide adjusted EBITDA for 2016 was $112.3 million, the target Radiology Division adjusted EBITDA for 2016 was $110.0 million and the target Oncology Division adjusted EBITDA for 2016 was $38.0 million. For 2016, the Company achieved company-wide adjusted EBITDA of $113.9 million, Radiology Division adjusted EBITDA of $114.2 million and Oncology Division adjusted EBITDA of $40.0 million. In order to encourage employee retention and motivation and to recognize the significant achievements of the year, including the 2016 Transaction, the Compensation Committee approved a 100% payout under the 2016 EBITDA plan.

2014 RSU Grant. In 2014, Mr. Tomlinson was granted an award of 25,000 restricted stock units (the “RSU Award”). The RSU Award was subject to certain performance-vesting conditions tied to the Company’s stock price. The RSU Award provided that in the event of a change in control, the unvested portion of the award will convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of the Company’s Common Stock in the change in control and the Cash Right shall vest on the six month anniversary of the consummation of the change in control subject to Mr. Tomlinson’s continued service through such date; provided, that in the event Mr. Tomlinson is terminated without “cause” or for “good reason” (each as defined in the Mr. Tomlinson’s Employment Agreement) the Cash Right shall vest in full on the date of such termination (the “Cash Right Conversion”). The 2016 Transaction constituted a change in control under the terms of the RSU Award agreement and for purposes of the Cash Right Conversion, the Special Committee approved that the per-share consideration received by the holders of the Company’s Common Stock upon the consummation of the 2016 Transaction was $18.50 per share, and $462,500 was paid to Mr. Tomlinson in 2016.

Employment Agreements, Offer Letters and Severance Agreements

Employment Agreements and Offer Letters

The Compensation Committee does not have an established policy for entering into employment agreements or offer letters with executive officers. Generally, absent other factors, the Compensation Committee’s intent is to retain the flexibility to review and adjust compensation to our executive officers on at least an annual basis. In certain circumstances, however, particularly at the senior executive level, we have entered into employment agreements or offer letters with our executive officers where we determined that the retention of the executive was critical to our future success. In these cases, we may agree to fix some or all of the executive’s compensation for the term of the agreement.

For example, in connection with our executive reorganizational efforts of the last couple of years, we entered into an offer letter with Mr. Tomlinson, our Chief Executive Officer. We also previously entered into an employment agreement with Mr. Aihara, our former Chief Financial Officer. The employment agreement and offer letter, which are summarized more thoroughly below in the section “Description of Compensation Arrangements for Named Executive Officers,” generally set forth a minimum annual base salary and annual target bonus opportunity for the executive during the term of employment. These agreements also provide for certain equity awards to be granted to the executive upon or following commencement of employment, which are intended to provide retention, to align the executive’s interests with those of our stockholders and, in some cases, to make the executive whole for compensation forfeitable upon leaving a previous employer. The Compensation Committee, generally after consultation with its compensation consultant, has approved these agreements and determined that they are appropriate and advisable to maintain a consistent, focused and motivated executive leadership team.

Severance and Change in Control Benefits

Our executive officers are eligible to receive certain severance and change in control benefits under various agreements with us. Our philosophy is that, outside of a change in control context, severance protections are only appropriate in the event an executive’s employment is involuntarily terminated by us without “cause” or is voluntarily terminated by the executive for “good reason.” In such circumstances, we provide severance benefits to our executive officers under an Executive Severance Agreement (or, in the case of Mr. Aihara, under his Employment Agreement). Severance benefits in these circumstances generally consist of 18 months’ continued base salary, target bonus, and healthcare coverage, as well as outplacement services.

In February 2016, we entered into a Transition and Separation Agreement with Mr. Aihara in connection with Mr. Aihara’s separation and in consideration of his release of any claims against the Company. Under the terms of the agreement, Mr. Aihara is entitled to receive: (i) 18 months base salary and one and one-half times his 2016 annual target bonus opportunity, payable in bi-weekly installments over the 18 months following his separation; (ii) payment or reimbursement of COBRA premiums for the earlier of the 18-month salary continuation period or the date on which Mr. Aihara becomes eligible for healthcare coverage under another employer’s plan; (iii) prorated 2016 annual target incentive bonus determined using the financial performance of the Company in 2016 assuming 100% achievement of the individual performance goals; (iv) eligibility to receive a $150,000 transaction bonus in the event that 2016 Transaction was consummated on or prior to December 31, 2016, payable in substantially equal installments on each of the closing of the 2016 Transaction, the three month anniversary of such closing and the six month anniversary of such closing; (v) discretionary payments of $350 each, payable in bi-weekly installments over the 18-month salary continuation period; and (vi) direct payment of up to $35,000 for outplacement services. Mr. Aihara was also entitled to cash payments earned under the LTIP that vested based upon service through December 31, 2015, and his 2015 actual incentive award.

We believe that the occurrence or potential occurrence of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. On a case by case basis, in order to encourage executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we may provide our executive officers with the same or enhanced severance benefits under their severance agreement if they voluntarily terminate their employment in connection with a change in control transaction. We provide severance protection under these circumstances to help ensure that executive officers can objectively evaluate change in control transactions that may be in the best interests of our stockholders despite the potential negative consequences such transactions may have on them personally.

We generally do not believe that severance benefits should be paid unless there is an actual or constructive termination of an executive’s employment without cause. Historically, however, under our standard terms and conditions for stock options and stock awards to our executive officers, option awards generally would immediately vest upon the occurrence of a change in control, as defined therein. As a result, in connection with the 2016 Transaction, which constituted a change in control under these agreements, the vesting of stock options outstanding as of the date of the closing of the 2016 Transaction accelerated in full.

Effective as of March 2016, the form of stock option and RSU agreements were revised to require “double trigger” for acceleration of awards, such that awards will only accelerate if there is a termination of employment without “cause” or for “good reason” within 12 months following a change in control. Similarly, under the 2016 EBITDA Award letters, an award only becomes payable in the event of a termination of employment without “cause” or for “good reason” within 12 months following a change in control.

Also in March 2016, we entered into amendments (the “Amendments”) to the Executive Severance Agreements with each of Messrs. Tomlinson, Johns, Jones and Spurlock. The Executive Severance Agreements included in the “good reason” definition a resignation by the executive following the date the Company or its affiliates completes an acquisition transaction which results in the legal, beneficial or equitable ownership transfer of at least a majority of the aggregate of all voting equity interests of the Company (the “Trigger”). Each executive agreed to waive the Trigger with respect to the 2016 Transaction. In addition, with respect to Messrs. Jones and Spurlock, the Amendments remove the Trigger from the “good reason” definition with respect to any future change in control transaction as well. In the case of Messrs. Tomlinson and Johns, in the event of a future change in control transaction, they may only resign within a thirty day period following six months after the future change in control transaction in order to receive the benefit of the Trigger.

Please see the “Potential Payments Upon Termination or Change in Control” section below for a description and quantification of the potential payments that may be made to the executive officers in connection with their termination of employment or a change in control.

Other Elements of our Compensation Program

Benefits and Perquisites

We provide to each named executive officer and the named executive officer’s eligible dependents such health, dental and optical insurance as we may from time to time make available to our other executives of the same level of employment. We provide each named executive officer such disability and/or life insurance as we in our sole discretion may from time to time make available to our other executive employees of the same level of employment. We have provided each named executive officer with an automobile allowance during the term of the named executive officer’s employment with us as we in our sole discretion may from time to time make available to our other executive employees of the same level of employment. The auto allowance program has been eliminated as of January 1, 2017.

Tax and Accounting Considerations

While the Compensation Committee and the Board generally considers the financial accounting and tax implications of their executive compensation decisions, historically neither element has been a material consideration in the compensation awarded to our named executive officers.

The following report of the Compensation Committee shall not be deemed soliciting material or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, nor shall any information in this report be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s proxy statement for its 2017 Annual Meeting of Stockholders and the Company’s 2016 Annual Report on Form 10-K, as amended.

THE COMPENSATION COMMITTEE

Paul S. Viviano (Chairman)

Scott A. Bartos

Heping Feng

Tao Zhang

Summary Compensation Table

The following table presents information regarding compensation earned for fiscal years 2016, 2015, and 2014 by the individuals who served as our named executive officers. Unless otherwise noted, the footnote disclosures apply to fiscal 2016 compensation. For an explanation of the amounts included in the table for fiscal years 2015 or 2014, please see the footnote disclosures in our Proxy Statement for the corresponding fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Percy C. Tomlinson	2016	660,000	—		184,201	184,199	653,460	1,311,432	2,993,292
President and Chief Executive	2015	600,000	175,000		—	300,130	294,276	2,006	1,371,412
Officer	2014	600,000	—		567,500	—	130,557	80,720	1,378,777
Rhonda Longmore-Grund	2016	238,846	50,000	(1)	—	275,114	180,514	1,226	745,700
Executive Vice President and Chief Financial Officer
Howard K. Aihara	2016	93,846	—		—	—	135,425	621,458	850,729
Former Executive Vice President and	2015	305,000	56,102		—	76,290	138,211	9,079	584,682
Former Chief Financial Officer	2014	299,580	277,823			73,645	115,208	8,701	773,419
Richard W. Johns	2016	375,000	—		71,576	71,573	343,836	379,569	1,241,551
Chief Operating Officer and	2015	337,000	161,937		—	84,287	227,712	12,053	822,989
Chief Legal Officer	2014	325,000	60,625		—	81,250	86,266	11,496	564,637
Richard A. Jones	2016	325,000	—		44,701	44,699	300,355	163,044	877,759
President, Radiology Division	2015	310,000	82,083		—	77,531	236,779	9,111	715,504
	2014	310,000	236,500		—	75,000	74,088	20,673	713,184
Gregory E. Spurlock	2016	325,000	—		41,730	41,726	345,518	224,793	978,767
President, Oncology Division and International	2015	310,000	105,000		—	77,531	129,041	10,344	631,916
	2014	290,000	35,000		—	70,000	362,330	9,829	764,082

(1)	Represents the sign on bonus paid to Ms. Longmore-Grund.
(2)	The amounts in this column are the granted value of the 2016 LTIP stock and RSU components. The amounts in this column are the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. Assumptions made in the valuation of awards in the “Stock Awards” and “Option Awards” columns can be found in Note 4 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended, but exclude the impact of estimated forfeitures related to service-based vesting conditions.
(3)	Amounts in this column constitute payments made under the 2016 Executive Incentive Plan, the ROC Component payable under the Executive Incentive Plan for prior years and the commissions payable under the 2016 Oncology Division Business Development Incentive Compensation Plan. The Compensation Committee set the target bonus and performance criteria used to determine whether and to what extent the named executive officers would receive payments under the 2016 Executive Incentive Plan, the ROC Component under the Executive Incentive Plan for prior years and the 2016 Oncology Division Business Development Incentive Compensation Plan. See “Compensation Discussion and Analysis—Elements of our Executive Compensation Program—Annual Cash Bonus Opportunity” section above for details regarding the 2016 Executive Incentive Plan, the ROC Component under the Executive Incentive Plan for prior years and the 2016 Oncology Division Business Development Incentive Compensation Plan.

(4)	Amounts in this column include the value shown in the following table of other compensation and perquisites paid to named executive officers. Each item is valued at the actual amount we paid to the named executive officer or to a service provider on behalf of the named executive officer. Other compensation includes owed severance, and accrued, unused vacation timed owed at time of separation.

Name	Year	Auto allowance ($)	Discretionary Bonus/ Severance(1) ($)	LTIP Payments (2) ($)	Professional Fees ($)	Life insurance premiums paid by the company ($)	Total ($)
Percy C. Tomlinson	2016	—	1,109,500	200,000	—	1,932	1,311,432
Rhonda Longmore-Grund	2016	—	—		—	1,226	1,226
Howard K. Aihara	2016	2,492	555,383	63,108	—	475	621,458
Richard W. Johns	2016	8,400	297,500	69,708	530	3,431	379,569
Richard A. Jones	2016	7,200	90,000	64,167	—	1,637	163,004
Gregory E. Spurlock	2016	8,400	150,000	63,333	—	3,060	224,793

(1)	For Mr. Tomlinson, amount reflects transaction bonus payments in connection with the 2016 Transaction of $1,034,500 ($572,000 transaction bonus and $462,500 “cash right” payment) as well as discretionary bonus of $75,000 paid under the 2015 EBITDA Award. For Mr. Aihara, amount reflects $359,633 severance owed, $45,750 accrued and unused vacation time, and $150,000 2016 Transaction bonus. For Messrs. Johns, Jones, and Spurlock, amounts reflect 2016 Transaction bonuses only.
(2)	Additional LTIP cash payments were paid in accordance with the change of control acceleration requirements

Incentive plan earned in prior years.

Grants of Plan-Based Awards for 2016 Fiscal Year

The following table shows grants of plan-based awards in fiscal 2016 to the named executive officers.

		Board		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Award Type(1)	Approval Date	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Shares (#)	Awards ($ per share)	Awards ($)(5)
Percy C. Tomlinson	EIP Bonus(2)			78,540	561,000	841,500	—	—	—
	LTIP Cash(3)	3/23/2016	3/23/2016	—	1,141,864	1,141,864	—	—	—
	LTIP Options	3/23/2016	3/23/2016	—	—	—	44,079	6.93	184,201
	LTIP RSUs	3/23/2016	3/23/2016	—	—	—	26,580	—	184,199

Rhonda Longmore-Grund	EIP Bonus(2)			31,500	225,000	337,500	—	—	—
	LTIP Cash(3)	3/23/2016	3/23/2016	—	75,000	75,000	—	—	—
	LTIP Options	3/23/2016	3/23/2016	—	—	—	17,371	6.93	72,591
	LTIP RSUs			—	—	—	—	—	—
	NQ Options	3/10/2016	3/10/2016	—	—	—	41,717	8.04	202,523

Richard W. Johns	EIP Bonus(2)			39,375	281,250	421,875	—	—	—
	LTIP Cash(3)	3/23/2016	3/23/2016	—	443,704	443,704	—	—	—
	LTIP Options	3/23/2016	3/23/2016	—	—	—	17,128	6.93	71,576
	LTIP RSUs	3/23/2016	3/23/2016	—	—	—	10,328	—	71,573

Richard A. Jones	EIP Bonus(2)			34,650	247,500	371,250	—	—	—
	LTIP Cash(3)	3/23/2016	3/23/2016	—	277,096	277,096	—	—	—
	LTIP Options	3/23/2016	3/23/2016	—	—	—	10,697	6.93	44,701
	LTIP RSUs	3/23/2016	3/23/2016	—	—	—	6,450		44,699

Gregory E. Spurlock	EIP Bonus(2)			34,650	247,500	371,250	—	—	—
	Commission(4)			—	150,000	—	—	—	—
	LTIP Cash(3)	3/23/2016	3/23/2016	—	258,674	258,674	—	—	—
	LTIP Options	3/23/2016	3/23/2016	—	—	—	9,986	6.93	41,730
	LTIP RSUs	3/23/2016	3/23/2016	—	—	—	6,021	—	41,726

(1)	Unless otherwise noted in the footnotes below, the vesting schedules applicable to the plan-based awards granted in fiscal 2016 are included below in the “Outstanding Equity Awards at 2016 Fiscal Year-End” table.
(2)	Reflects potential awards under our 2016 Executive Incentive Plan (“EIP”). The bonus opportunity under the EIP was determined based on four financial performance measures (revenue (15%), adjusted EBITDA (50%), patient satisfaction (5%), and return on invested capital (30%)), with the bonus amount payable based on achievement of the financial performance measures (70%) and individual Performance Objectives (30%). The threshold amount for the EIP Bonus represents 70% multiplied by the amount payable if the threshold level of performance was met for each of the four financial performance measures (revenue (86%), adjusted EBITDA (90%), patient satisfaction (93%) and return on invested capital (86%)), which equates to 70% multiplied by 20% of the executive’s 2016 bonus opportunity. The target amount assumes that the target level of performance was met for each of the performance measures and that the executive achieved his Performance Objectives at 100%. The maximum amount payable under the 2016 Executive Incentive Plan is 150% of the target award.
(3)	Reflects the target award value under the EBITDA Awards granted as part of our 2016 LTIP. The target amount is earned if the 2016 adjusted EBITDA target established by the Board is met or exceeded. For 2016, the target adjusted EBITDA was met and the Compensation Committee approved a payout under the awards equal to 100% of the target award value. One-third (1/3) of the amount of the award vested and became payable as of December 31, 2016 and payable by March 15 of the following year. The remaining two-thirds (2/3) of the amount of the award will vest in equal installments on December 31, 2017, and December 31, 2018, in each case subject to the executive’s continued employment through such date, and upon vesting payable no later than March 15 of the following year.
(4)	Represents a commission Mr. Spurlock was eligible to earn under the Oncology Division 2016 Business Development Incentive Compensation Plan, as described under “Executive Compensation-Annual Cash Bonus Opportunity” above.

(5)	The amounts in this column are the aggregate grant date fair values computed in accordance with ASB ASC Topic 718. Assumptions made in the valuation of awards in the “Stock Awards” column can be found in Note 4 of the Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as amended. The vesting of each award is as described in the outstanding equity awards table found below.

Description of Compensation Arrangements for Named Executive Officers

Overview

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by our named executive officers in fiscal years 2014, 2015 and 2016, and the Grants of Plan-Based Awards Table for 2016 Fiscal Year above provides information regarding the equity incentive awards and non-equity incentive awards granted to our named executive officers in fiscal 2016. These tables should be read in conjunction with the narrative descriptions and additional tables that follow.

Offer Letter with Percy C. Tomlinson-President and CEO

Mr. Tomlinson was appointed our President and Chief Executive Officer effective October 1, 2013. Under the terms of the offer letter we entered into with Mr. Tomlinson, he is paid an annual base salary of $600,000, which was increased to $660,000 in 2016 with a target bonus of 85% of base salary, subject to achievement of specified corporate and individual goals.

Mr. Tomlinson was paid a signing bonus of $310,000. In the event Mr. Tomlinson’s employment had been terminated (i) voluntarily by Mr. Tomlinson without “good reason,” (ii) due to Mr. Tomlinson’s death or permanent disability or (iii) by the company for cause, Mr. Tomlinson was required to repay 100% of the bonus if the termination had occurred prior to October 1, 2014, or 50% of the bonus if the termination had occurred between October 1, 2014 and October 1, 2015.

Mr. Tomlinson’s offer letter also provided for reimbursement of reasonable moving expenses and, for 6 months following his start date, reimbursement for temporary living expenses (up to a maximum of $5,000 per month) and reasonable travel expenses to Minnesota. Mr. Tomlinson is eligible for four weeks paid vacation per year, as well as participation in the company’s health and welfare plans.

Additionally, we entered into an Executive Severance Agreement with Mr. Tomlinson, which was amended in March 2016, as summarized in more detail in the “Potential Payments Upon Termination or Change in Control” section below.

Mr. Tomlinson’s compensation package, including the amounts of signing bonuses and stock option grants, were determined by our Compensation Committee in its judgment to be necessary to attract Mr. Tomlinson to accept the role of Chief Executive Officer. The Compensation Committee consulted with F.W. Cook during the process of arm’s length negotiations with Mr. Tomlinson, and took into consideration the opportunity costs Mr. Tomlinson would incur in leaving his employment prior to joining Alliance.

Offer Letter with Rhonda Longmore–Grund - Executive Vice President and CFO

Ms. Longmore-Grund became our Executive Vice President and CFO in March of 2016. Under the terms of the offer letter we entered into with Ms. Longmore-Grund, she is paid an annual base salary of $300,000 with a target annual bonus of 75% of base salary, subject to achievement of specified corporate and individual goals.

Ms. Longmore-Grund was paid a signing bonus of $50,000. Had Ms. Longmore-Grund’s employment been terminated (i) voluntarily by Ms. Longmore-Grund, or (ii) by the company for cause, in each instance prior to the first anniversary of her employment start date, she would have been required to repay 100% of the bonus. Ms. Longmore-Grund also received stock options with a value of $200,000, which will vest in 3 annual installments on each anniversary of the grant date, subject to her continued employment through each such date. In addition, the letter provides that our compensation committee will recommend an award to Ms. Longmore-Grund under the LTIP equivalent to 50% of her base salary, with such award to be allocated evenly between stock options and an EBITDA Award payable in cash. (See a more detailed description of the LTIP awards above under “Long-Term Incentive Compensation”.)

Employment Agreement with Howard K. Aihara-Former Chief Financial Officer

Under the terms of our employment agreement with Mr. Aihara, dated as of December 1, 2005 and amended as of April 16, 2007 and December 9, 2008, Mr. Aihara was entitled to receive:

•	a cash bonus, under a plan administered by the Compensation Committee, based upon our achievement of certain operating and/or financial or other goals established by the Board in its sole discretion, with an initial annual target bonus amount equal to 75% of his then-current annual base salary; and

•	expense reimbursement, participation in employee benefits arrangements, and a monthly automobile allowance of not less than $600.

Under his employment agreement, Mr. Aihara was also entitled to severance in the event his employment terminated under certain circumstances. In connection with his separation from the Company, in February 2016, we entered into a Transition and Separation Agreement with Mr. Aihara, as described in more detail in the “Compensation Discussion and Analysis—Severance and Change in Control Benefits” section above.

Equity-Based Awards

Each stock option and stock award reported in the “Grants of Plan-Based Awards Table for 2016 Fiscal Year” was granted by the Compensation Committee under, and is subject to, the terms of our 1999 Equity Plan. The Board of Directors has delegated general administrative authority over the 1999 Equity Plan to the Compensation Committee. The Compensation Committee has broad authority under the plan with respect to awarding grants, including the authority to select participants and determine the type of award they are to receive, to determine the number of shares that are to be subject to awards and the terms and conditions of awards, to accelerate or extend the vesting or exercisability or extent the term of any or all outstanding awards, to make certain adjustments to an outstanding award and to authorize the conversion, succession or substitution of an award upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and to make provision for the payment of the purchase price of an award (if any) and ensure that any tax withholding obligations incurred in respect of awards are satisfied.

Stock Options and Restricted Stock Units

Each stock option reported in the “Grants of Plan-Based Awards for 2016 Fiscal Year” table has a per-share exercise price equal to the closing market price of a share of our Common Stock on the grant date as reported on the NASDAQ Stock Market. In addition, each stock option and restricted stock unit granted to our executive officers in 2016 vests over a 3-year period as disclosed in the “Outstanding Equity Awards at 2016 Fiscal Year-End” table below, subject to earlier vesting in connection with certain terminations of employment upon or following a change in control transaction. Once vested, each stock option will generally remain exercisable until its normal expiration date on the tenth anniversary of the grant date. Outstanding options and RSUs, however, may terminate earlier in connection with the termination of the executive officer’s employment with us. In the event an executive’s employment terminates, vested stock options granted to the executive will generally remain exercisable until the earlier to occur of three months following the termination date or the expiration date of the options, except that all outstanding options will terminate immediately in the event the executive’s employment is terminated for cause. Subject to earlier expiration of the vested stock options, stock options granted to our executives will remain exercisable for a one-year period in the event the executive ceases to be an employee due to his death, permanent disability or permanent retirement (which is defined as voluntary retirement after age 65 years and after having completed at least three years of service with the company).

Effective as of the closing of the 2016 Transaction, which constituted a change in control under the terms of the option agreements for options granted prior to 2016, the vesting of all outstanding stock options granted prior to 2016 accelerated.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table presents information with respect to outstanding equity awards held by each of the named executive officers as of December 31, 2016:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Market Value of Units of Stock That Have Not Vested ($)(4)
Percy C. Tomlinson	10/1/2013	61,771	—	29.14	10/1/2023	—	—
	10/1/2013	41,181	—	29.14	10/1/2023	—	—
	2/27/2015	21,055	—	23.91	2/27/2025	—	—
	3/23/2016	—	44,079	6.93	3/23/2026	—	—
	3/23/2016	—	—	—	—	26,580	255,168
Rhonda Longmore-Grund	3/10/2016	—	41,717	8.04	3/10/2026	—	—
	3/23/2016	—	17,371	6.93	3/23/2026	—	—
Richard W. Johns	1/31/2012	60,000	—	5.70	1/31/2022	—	—
	5/21/2013	6,397	—	12.70	5/21/2023	—	—
	1/31/2014	4,656	—	28.70	1/31/2024	—	—
	2/27/2015	5,913	—	23.91	2/27/2025	—	—
	3/23/2016	—	17,128	6.93	3/23/2026	—	—
	3/23/2016	—	—	—	—	10,328	99,149
Richard A. Jones	1/3/2012	60,000	—	6.20	1/3/2022	—	—
	5/21/2013	5,905	—	12.70	5/21/2023	—	—
	1/31/2014	4,298	—	28.70	1/31/2024	—	—
	2/27/2015	5,439	—	23.91	2/27/2025	—	—
	3/23/2016	—	10,697	6.93	3/23/2026	—	—
	3/23/2016	—	—	—	—	6,450	61,920
Gregory E. Spurlock	1/3/2012	2,000	—	6.20	1/3/2022	—	—
	5/21/2013	5,511	—	12.70	5/21/2023	—	—
	1/31/2014	4,011	—	28.70	1/31/2024	—	—
	2/27/2015	5,439	—	23.91	2/27/2025	—	—
	3/23/2016	—	9,986	6.93	3/23/2026	—	—
	3/23/2016	—	—	—	—	6,021	57,802

(1)	Options are scheduled to vest in three substantially equal installments on each of the first, second and third anniversaries of the grant date. Effective as of the closing of the 2016 Transaction, which constituted change in control under the terms of the option agreement, the vesting of the stock options granted prior to 2016 was accelerated.

(2)	These options are scheduled to vest in three substantially equal installments on each of the first, second and third anniversaries of the grant date. Upon certain employment terminations on or following a change in control, vesting will be accelerated.
(3)	These stock awards are RSU’s, which are scheduled to vest in three substantially equal installments on each of the first, second and third anniversaries of the grant date. Upon certain employment terminations on or following a change in control, vesting will be accelerated.
(4)	The dollar values of these awards are calculated by multiplying the number of units by $9.60, the last reported sale price of our Common Stock on December 30, 2016, the last trading day of 2016.

Fiscal 2016 Option Exercise and Stock Vested Table

The following table presents information regarding the amount realized upon the exercise of stock options and the vesting of restricted stock units for our named executive officers during fiscal 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Percy C. Tomlinson	—	—	—	—
Larry C. Buckelew	—	—	—	—
Rhonda Longmore-Grund	—	—
Howard K. Aihara	17,333	13,626	—	—
Richard W. Johns	—	—	—	—
Richard A. Jones	—	—	—	—
Gregory E. Spurlock	—	—	—	—

Potential Payments upon Termination or Change in Control

This section describes severance and change in control plans covering our named executive officers and certain agreements we have entered into with some of our named executive officers that could require us to make payments to the executives in connection with certain terminations of their employment with us and/or a change in control. The last subsection provides a table that presents our estimate of the benefits payable to the executive officers under each of these scenarios based on an assumed triggering event occurring on December 31, 2016.

Change in Control-Without Termination of Employment

Upon the occurrence of a change in control, historically, under the terms of our stock option agreements under our 1999 Equity Plan all unvested stock options will immediately vest, regardless of whether there has also been a termination of employment. In addition, the unvested restricted stock units granted to Mr. Tomlinson were to convert into the right to receive a cash amount (the “Cash Right”) equal to the number of unvested restricted stock units multiplied by the per share consideration received by the holders of our Common Stock in the “change in control”, as determined by the Compensation Committee, in its sole discretion. The Cash Right was earned and paid in an amount equal to $462,500 following the 2016 Transaction, which constituted a change in control. Further, in connection with the 2016 Transaction, which constituted a change in control under the option agreements (for stock options granted prior to 2016), the vesting of the respective pre-2016 stock options outstanding as of the date of the closing of the 2016 Transaction accelerated in full. Effective as of March 2016, the form of stock option and RSU agreements were revised to require “double trigger” for acceleration of awards, such that awards will only accelerate if there is a termination of employment without “cause” or for “good reason” within 12 months following a change in control.

Also, for awards prior to 2016, upon the occurrence of a change in control, the target amount of any EBITDA Award under the LTIP for the year in which the change in control occurs, and any previously earned but unpaid EBITDA Award amounts, became earned and payable at 6 months following the change in control. For these purposes, “change in control” generally means an acquisition by any person or group of more than 50% of our stock, mergers and similar transactions that result in a 50% or greater change in our ownership, and the sale, lease or transfer of all or substantially all of the assets of the company. For a specific definition, please refer to the applicable stock plan or form of award agreement as filed with the Securities and Exchange Commission. Under the terms of the EBTIDA Awards, due to the 2016 Transaction constituting a change in control, unpaid earned cash amounts under the 2014 and 2015 EBITDA awards vested and were paid in full on the earlier of (a) six months after the closing of the change of control or (b) the termination of the participant’s employment by the Company without “cause” or by the participant for “good reason,” each as defined therein, except in the case of Mr. Aihara, to whom the full unpaid earned cash amounts under the 2014 and 2015 EBITDA were paid one (1) month after the closing of the 2016 Transaction pursuant to the terms of his Transition and Separation Agreement.

Under the 2016 EBITDA Award letters, an award only becomes payable in the event of a termination of employment without “cause” or for “good reason” within 12 months following a change in control.

Termination Without Cause or for Good Reason-Before Change in Control

Executive officers are entitled to severance benefits in the event of certain terminations of employment. These severance benefits are provided under an Executive Severance Agreement between the company and the executive. Severance benefits are payable in the event the executive’s employment is terminated by us without “cause” or voluntarily by the executive for “good reason.” For these purposes, “cause” generally means the commission of certain crimes by the executive, the executive’s willful engaging in fraud or dishonest conduct, refusal to perform certain duties, breach of fiduciary duty, or breach of certain other violations of company policy. For these purposes, “good reason” generally means the assignment to the executive of materially inconsistent duties, a significant adverse change in the executive’s reporting relationship, certain reductions in compensation or benefits, certain relocations of the executive’s employment and, for certain executives, prior to the March 2016 Amendments, the occurrence of an acquisition of the company that results in the legal, beneficial or equitable ownership transfer of at least a majority of voting stock of the company. For the specific definitions of “cause” and “good reason”, please refer to the form of Executive Severance Agreement (or, in the case of Mr. Aihara, his Employment Agreement) as filed with the Securities and Exchange Commission.

In March 2016, we entered into the Amendments to the Executive Severance Agreements with each of Messrs. Tomlinson, Johns, Jones and Spurlock. The Executive Severance Agreements with each of Messrs. Tomlinson, Johns, Jones and Spurlock included in the “good reason” definition a resignation by the executive following the date the Company or its affiliates completes an acquisition transaction which results in the legal, beneficial or equitable ownership transfer of at least a majority of the aggregate of all voting equity interests of the Company (the “Trigger”). Each executive agreed to waive the Trigger with respect to the 2016 Transaction. In addition, with respect to Messrs. Jones and Spurlock, the Amendments remove the Trigger from the “good reason” definition with respect to any future change in control transaction as well. In the case of Messrs. Tomlinson and Johns, in the event of a future change in control transaction, they may only resign within a thirty day period following six months after the future change in control transaction in order to receive the benefit of the Trigger.

For each of the executive officers, the severance benefits generally consist of:

•	Severance equal to eighteen (18) months base salary and one and one-half (1-1/2) times the executive’s annual target bonus opportunity, generally payable in monthly installments over the eighteen (18) months following separation;

•	Payment of the bi-weekly amount of the company’s employer coverage expense for continuation of the same or equivalent group health, payable over the 18-month salary continuation period; and

•	Reimbursement of up to $35,000 for outplacement services.

Under his Executive Severance Agreement, Mr. Tomlinson is also entitled to the target value of any outstanding EBITDA Award.

Payment of severance benefits is generally conditioned upon the executive’s execution of a valid release of claims and agreement to certain non-competition and non-solicitation provisions during the term of the salary continuation payments.

Mr. Aihara ceased serving as Executive Vice President and Chief Financial Officer effective March 10, 2016. In February 2016, we entered into a Transition and Separation Agreement with Mr. Aihara in connection with Mr. Aihara’s separation and in consideration of his release of any claims against the Company. For a description of the severance and other benefits payable to Mr. Aihara under this agreement please see the “Compensation Discussion and Analysis - Severance and Change in Control Benefits” section above.

Termination Without Cause or for Good Reason-After Change in Control

Pursuant to their Executive Severance Agreements, executives are generally entitled to the same severance benefits described above in the event of their termination of employment by us without cause or voluntarily by the executive for good reason upon or following a change in control. In addition, upon a termination by us without cause or voluntarily by the executive for good reason following a change in control, all options and RSUs granted in 2016 and thereafter will vest.

Termination Due to Death or Disability

In the event the executive’s employment terminates due to the executive’s death or disability, the executive will be entitled to receive the bonus earned under the Executive Incentive Plan if he has been employed by the company through the last day of the applicable performance period. Such bonus will be paid in the same manner and at the same time as bonuses are paid generally under the plan to continuing employees. The executive will also be entitled to payment of any previously earned but unpaid EBITDA Award amounts, as well as full accelerated vesting of any outstanding options and RSUs.

Termination Due to Retirement

In the event of the executive’s retirement (which is generally defined as termination of employment following age 65 and three years of employment with the company), the executive will be entitled to receive the bonus earned under the Executive Incentive Plan if he has been employed by the company through the last day of the applicable performance period. Such bonus will be paid in the same manner and at the same time as bonuses are paid generally under the plan to continuing employees.

Calculation of Potential Payments upon Termination or Change in Control

The following table presents our estimate of the benefits payable to the named executive officers under the agreements and plans described above in connection with certain terminations of their employment with us and/or a change in control as of December 31, 2016. In calculating the amount of any potential payments to the named executive officers, we have assumed the following:

•	The price per share of our Common Stock is equal to the NASDAQ Stock Market closing market price per share on December 31, 2016 ($9.60), the last trading day in fiscal 2016.

•	The company does not survive the change in control, and all outstanding incentive awards are cashed out and terminated in the transaction.

•	We report amounts in the table below without any reduction for possible delay in the commencement or timing of payments.

Not included in the table below are payments each named executive officer earned or accrued prior to termination, such as previously vested equity and non-equity incentive awards, which are more fully described and quantified in the tables and narratives above

	Change in Control (without Termination of Employment) ($)	Before Change in Control- Termination w/o Cause or for Good Reason ($)	After Change in Control- Termination w/o Cause or for Good Reason ($)	Death or Disability ($)	Retirement ($)
Percy C. Tomlinson
Cash Severance Payments(1)	—	1,831,500	1,831,500	561,000	561,000
Continuation of Benefits(2)	—	47,141	47,141	—	—
Outplacement Services(3)	—	35,000	35,000	—	—
Vesting of Stock Options(4)	—	117,691	117,691	117,691	—
Vesting of Stock Awards(5)	—	255,168	255,168	255,168	—
EBITDA Award	—	—	—	1,141,864	—
Total	—	2,286,500	2,286,500	2,075,723	561,000

Rhonda Longmore-Grund
Cash Severance Payments(1)	—	787,500	787,500	225,000	225,000
Continuation of Benefits(2)	—	46,432	46,432	—	—
Outplacement Services(3)	—	35,000	35,000	—	—
Vesting of Stock Options(4)	—	111,459	111,459	111,459	—
Vesting of Stock Awards(5)	—	—	—	—	—
EBITDA Award	—	—	—	75,000	—
Total	—	980,391	980,391	411,459	225,000

Richard W. Johns
Cash Severance Payments(1)	—	984,375	984,375	281,250	281,250
Continuation of Benefits(2)	—	49,651	49,651	—	—
Outplacement Services(3)	—	35,000	35,000	—	—
Vesting of Stock Options(4)	—	45,732	45,732	45,732	—
Vesting of Stock Awards(5)	—	99,149	99,149	99,149	—
EBITDA Award	—	—	—	443,704	—
Total	—	1,213,907	1,213,907	869,835	281,250

Richard A. Jones
Cash Severance Payments(1)	—	866,250	866,250	247,500	247,500
Continuation of Benefits(2)	—	55,342	55,342	—	—
Outplacement Services(3)	—	35,000	35,000	—	—
Vesting of Stock Options(4)	—	28,561	28,561	28,561	—
Vesting of Stock Awards(5)	—	61,920	61,920	61,920	—
EBITDA Award	—	—	—	277,096	—
Total	—	1,047,073	1,047,073	615,077	247,500

Gregory E. Spurlock
Cash Severance Payments(1)	—	866,250	866,250	247,500	247,500
Continuation of Benefits(2)	—	20,666	20,666	—	—
Outplacement Services(3)	—	35,000	35,000	—	—
Vesting of Stock Options(4)	—	26,663	26,663	26,663	—
Vesting of Stock Awards(5)	—	57,802	57,802	57,802	—
EBITDA Award	—	—	—	258,674	—
Total	—	1,006,381	1,006,381	590,639	247,500

(1)	The amounts shown represent the cash severance payable to the executive under his Executive Severance Agreement or Employment Agreement in the event of a qualifying termination of employment. For a termination due to death or disability, the amounts shown represent the cash severance for the executive under the Executive Incentive Plan.

(2)	For purposes of the calculation for these amounts, expected costs have not been adjusted for any actuarial assumptions related to mortality, likelihood that the executive will find other employment, or discount rates for determining present value.
(3)	These amounts are equal to the maximum value of outplacement services that would be available for the named executive officer.
(4)	The amounts shown represent the value attributable to the full acceleration of vesting for option awards and are calculated by multiplying (i) the difference between the closing NASDAQ market price of a share of our Common Stock on December 30, 2016 ($9.60), the last trading day in fiscal 2016, and the applicable exercise price, by (ii) the number of shares subject to stock options vesting on an accelerated basis on December 31, 2016. As a result, the amounts shown do not include any value for the acceleration of stock options that have an exercise price greater than $9.60 or for stock options that were already vested as of December 31, 2016.
(5)	The amounts shown represent the value attributable to the Cash Right calculated by multiplying (i) the NASDAQ Stock Market closing price of a share of our Common Stock on December 30, 2016 ($9.60), the last trading day in fiscal 2016, by (ii) the number of unvested units on December 31, 2016.

Compensation Committee Interlocks and Insider Participation

Messrs. Bendikson, Bartos, Lane and Samek served as members of the Compensation Committee prior to completion of the 2016 Transaction, with Mr. Bendikson serving as the Chairman. Messrs. Bartos, Feng and Viviano and Dr. Zhang served as members of the Compensation Committee during the remainder of fiscal 2016, with Mr. Viviano serving as the Chairman. Mr. Viviano previously served as our Chairman of the Board and Chief Executive Officer for 10 years. All members of the Compensation Committee during fiscal 2016 were independent directors. There are no Compensation Committee interlocks between us and any other entities in which one of our executive officers served on the compensation committee (or equivalent body) or the board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Our stockholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 31, 2016 for all of our stock option plans:

	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance (excluding shares reflected in column 1)
Stock option plans approved by shareholders	650,969	$18.51	948,886
Stock option plans not approved by shareholders	—	—	—

	650,969	$18.51	948,886

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 15, 2017 by: (a) each person who is known by us to own beneficially more than 5% of our Common Stock; (b) each of our named executive officers (as defined in “Compensation Discussion and Analysis”); (c) by each of our directors and nominees for director; and (d) by all of our current executive officers and directors as a group. Unless otherwise indicated, the address of the person or entities shown in the table below is c/o Alliance HealthCare Services, Inc., 100 Bayview Circle, Suite 400, Newport Beach, CA 92660 (the address after May 19, 2017 will be 18201 Von Karman Avenue, Suite 600, Irvine, CA 92612) .

Name	Common Stock Owned Beneficially(1)	Percentage of Shares Beneficially Owned(1)
Greater than 5% Stockholders:
THAIHOT Investment Company Limited(2)	5,537,945	51.6%
Renaissance Technologies LLC(3)	762,960	7.1%

Named Executive Officers:
Percy C. Tomlinson	13,000	*
Rhonda Longmore-Grund	2,500	*
Richard W. Johns	2,500	*
Richard A. Jones	16,058	*
Gregory E. Spurlock	5,000	*
Directors:		*
Qisen Huang(2)	5,537,945	51.6%
Scott A. Bartos	24,608
Larry C. Buckelew	54,202	*
Neil F. Dimick	55,000	*
Heping Feng	—	*
Tao Zhang	—	*
Edward L. Samek	67,900	*
Paul S. Viviano	77,637	*
All Current Executive Officers and Directors (14 persons)	5,857,250	54.5%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of our Common Stock shown as beneficially owned by them and have an address in care of our principal office. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. The percentages are based upon 10,738,551 shares outstanding as of April 15, 2017, except for certain persons who hold options that are presently exercisable or exercisable within 60 days of that date. The percentages for those parties who hold options that are presently exercisable or exercisable within 60 days of April 15, 2017 are based upon the sum of 10,738,551 shares outstanding plus the number of shares subject to options that are presently exercisable or exercisable within 60 days of April 15, 2017 held by them, as indicated in the following notes.
(2)	The amounts shown and the following information was provided by THAIHOT Investment Company Limited (referred to as “THAIHOT”), Tahoe and Mr. Qisen Huang pursuant to a Schedule 13D/A filed with the SEC on April 11, 2017 indicating beneficial ownership as of April 10, 2017 of 5,537,945 shares of our Common Stock. Tahoe Investment Group Co., Ltd. is an investment holding company and an affiliate of THAIHOT. Mr. Qisen Huang is the 95% shareholder and director of Tahoe Investment Group Co., Ltd. and the sole director of THAIHOT. The address of THAIHOT, Tahoe and Mr. Qisen Huang is: c/o Tahoe Investment Group Co., Ltd., No. 43 Hudong Road, Olympic Building, Fuzhou City, Fujian Province, China 350003.
(3)	The amounts shown and the following information was provided by Renaissance Technologies LLC (“RTC”) and Renaissance Technologies Holding Corporation (“RTHC”) pursuant to a Schedule 13G/A filed with the SEC on February 14, 2017 indicating beneficial ownership as of December 31, 2016 of 762,960 shares of our Common Stock. RTC and RTHC report that they have sole voting power over 731,604 shares, sole dispositive power over 731,604 shares and shared dispositive power over 13,526 shares. The address of the principal business office of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions

All relationships and transactions in which we are a participant and which involve our directors, executive officers, nominees for directors, stockholders beneficially owning more than 5% of our outstanding shares or any of their respective immediate family members are reviewed by an independent body of the Board, such as the independent and disinterested members of the Board. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, also discuss with management and the independent auditor any related person transactions brought to the Audit Committee’s attention that could reasonably be expected to have a material impact on our financial statements.

In the course of their review and approval or ratification of a disclosable related person transaction, the independent and disinterested members of the Board may consider factors such as the following:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters the Audit Committee or such independent and disinterested members of the Board deem appropriate.

Related Person Transactions

We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. We intend to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

2016 Transaction

From 2007 until March 29, 2016, we were parties to a Governance and Standstill Agreement with affiliates of Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), our controlling stockholders during that period. Pursuant to the agreement, MTS and Oaktree had the right to designate three persons to our Board. Oaktree and MTS also held registration rights, assigned to them by Viewer Holdings, LLC, an affiliate of KKR and former controlling stockholder of ours, pursuant to a registration rights agreement, dated as of November 2, 1999. In connection with the 2016 Transaction, described below, Oaktree and MTS assigned substantially all of their respective rights and obligations under this registration rights agreement.

On March 29, 2016, Tahoe purchased the shares held by Oaktree and MTS, as well as shares held by Larry C. Buckelew (which we refer to as the “2016 Transaction”). The aggregate purchase price was approximately $102.5 million, or $18.50 per share, and was paid from funds held by Tahoe. As a result, Tahoe owns approximately 51.6% of our outstanding shares as of April 15, 2017. In connection with the purchase, we entered into a Governance, Voting and Standstill Agreement (the “Governance Agreement”) with Tahoe. The Governance Agreement was approved by a Special Committee of our Board of Directors composed of independent directors of the Company not affiliated with any selling stockholders.

Pursuant to the Governance Agreement, Tahoe and its affiliates are prohibited, for a period of three years from the date of the closing of the Transaction (referred to as the “Standstill Period”), from acquiring additional shares of our Common Stock without the prior consent of a majority of the unaffiliated directors unless Tahoe’s beneficial ownership falls below 51.5% of our outstanding Common Stock. In this case, Tahoe has the right to acquire additional shares to maintain its beneficial ownership at up to 51.5% if such right is exercised within 120 days of Tahoe’s beneficial ownership level falling below such level.

During the Standstill Period and for so long as Tahoe beneficially owns at least 35% of our outstanding Common Stock, Tahoe will have the right to nominate for election to the Board the number of directors necessary to comprise a majority of the Board. Pursuant to the terms of the Governance Agreement, the initial Tahoe nominees are Qisen Huang, Heping Feng and Tao Zhang and each shall serve on a different class of the Board. In addition, as long as Tahoe beneficially owns at least 35% of our outstanding Common Stock, subject to approval by a majority of unaffiliated directors, Qisen Huang shall be the Chairman of the Board and Heping Feng and Tao Zhang shall each serve on both the Compensation Committee and the Nominating and Corporate Governance Committee of the Board.

In the event that Tahoe beneficially owns less than 35% but at least 25% of our outstanding Common Stock, Tahoe will have the right to nominate for election three members to the Board who will each serve on a different class of the Board, and the right to nominate one director to serve on each of the Compensation Committee and the Nominating and Corporate Governance Committee. In the event Tahoe beneficially owns less than 25% but at least 15% of our outstanding Common Stock, Tahoe will have the right to nominate for election one member to the Board, and it will lose its right to have any of its nominated directors serve on the Compensation Committee or the Nominating and Corporate Governance Committee. In the event Tahoe beneficially owns less than 15% of our outstanding Common Stock, Tahoe will have no contractual rights to nominate for election any members to the Board. Any appointment of a Tahoe nominee to the Board, the Compensation Committee or the Nominating and Corporate Governance Committee is subject to approval of the nominee by a majority of the unaffiliated directors based on a determination of, among other things, the nominee’s independence or other qualifications to serve on the Board or committees of the Board under applicable rules of the NASDAQ Stock Market, the Internal Revenue Service or the Securities and Exchange Commission. During the Standstill Period, Tahoe agrees to vote its shares in favor of the individuals nominated by the Nominating and Corporate Governance Committee for election to the Board and will not vote for removal of such nominees unless such removal is recommended by the Nominating and Corporate Governance Committee.

Pursuant to the terms of the Governance Agreement, for so long as Tahoe and its affiliates beneficially own at least 15% of our outstanding Common Stock or one or more individuals affiliated with Tahoe is a member of the Board, subject to certain exceptions, Tahoe will not, and will cause its affiliates not to, directly or indirectly, own, manage, operate, control, be employed by or participate in the ownership, management, operation or control of any business that directly competes with the business of the Company as currently conducted. The parties agree that Tahoe will use its commercially reasonable best efforts to provide assistance to the Company as may be reasonably requested in connection with the operation of the Company’s business and the Company’s pursuit of worldwide growth opportunities without any management, consulting, advisory or similar fee or expense to the Company other than reimbursement of reasonable out-of-pocket expenses incurred by Tahoe in providing such requested assistance by the Company.

Pursuant to the Governance Agreement, Tahoe agreed to reimburse us for the following expenses related to the Tahoe Transaction: (i) 100% of the fees and expenses we incurred in connection with the amendment or waiver of certain restrictions contained in our Credit Agreement dated as of June 3, 2013 (as amended to date), and (ii) all reasonable fees, costs and expenses we incurred in excess of $1 million. Immediately following closing of the Tahoe Transaction, Tahoe made capital contributions to us of approximately $13.5 million to reimburse us for certain fees and expenses we incurred in connection with the Credit Agreement and $1.5 million to fund cash-based awards to our management. Immediately prior to the closing of the 2016 Transaction, Oaktree and MTS also made capital contributions to us of approximately $15.1 million to reimburse us for certain fees and expenses we incurred in connection with the Credit Agreement and transaction costs and $1.5 million to reimburse us for certain tax liability in connection with the Credit Agreement.

The Special Committee approved the payment of a portion of the $1.5 million cash-based awards funded by Tahoe to Messrs. Tomlinson ($572,500), Johns ($297,500), Jones ($90,000) and Spurlock ($150,000), contingent on each executive entering into an amendment to their respective executive severance agreement, which, among other things, waived single acceleration of benefits under those agreements in connection with the 2016 Transaction. These amendments are described in more detail in Item 12 under “Severance and Change in Control Benefits”. The Company also granted the following cash and equity awards to the above executives, the commencement of vesting of which was conditioned on the execution by each executive of the amendment to his respective executive severance agreement:

Named Executive Officer	Cash Award	Options	RSUs
Percy C. Tomlinson	$1,141,864	44,079	26,580
Richard W. Johns	$443,704	17,128	10,328
Richard A. Jones	$277,096	10,697	6,450
Gregory E. Spurlock	$258,674	9,986	6,021

All or a portion of the each named executive officer’s cash award is performance-based and tied to the Company’s achievement of the 2016 EBITDA goal. Based on achievement of the 2016 EBITDA goal with respect to the portion of the cash awards that are subject thereto, the cash awards vested as to one-third of the amount on December 31, 2016, and each remaining one-third will vest on December 31, 2017 and 2018, subject to the executive’s continued service with the Company through each vesting date. Each of the option and RSU awards vests as to one-third of the shares on each of the first, second and third anniversaries of the date of grant, subject to the executive’s continued service with the Company through each vesting date.

Pending Merger

On December 12, 2016, we announced we had received a letter describing a non-binding proposal from Tahoe to acquire all of our outstanding common shares that are not currently owned by Tahoe for a purchase price of $9.60 per share in cash. Our Board authorized a special committee, comprised solely of directors not affiliated with Tahoe, to evaluate the non-binding proposal, and the special committee approved a waiver of the standstill provisions in the Governance Agreement.

On April 10, 2017 (referred to as the “Effective Date”), we entered into an Agreement and Plan of Merger (referred to as the “Merger Agreement”), by and among Alliance, Tahoe, THAIHOT Investment Company Limited, an exempted company incorporated under the laws of the Cayman Islands and indirect wholly owned subsidiary of Tahoe ( referred to as “THAIHOT”), THAIHOT Investment Company US Limited, a Delaware corporation and indirect wholly-owned subsidiary of Tahoe (referred to as “Parent”) and Alliance Healthcare Services Merger Sub Limited, a Delaware corporation and wholly owned subsidiary of Parent ( referred to as “Sub” and together with Tahoe, THAIHOT and Parent, the “Purchaser Parties,”) providing for the merger of Sub with and into Alliance, with Alliance surviving the merger as a wholly owned subsidiary of Parent. Mr. Qisen Huang is a director and 95% shareholder of Tahoe, the sole director of THAIHOT and the director and chairman of the Board. THAIHOT currently owns approximately 51.6% of the outstanding shares of our Common Stock.

At the effective time of the Merger, each issued and outstanding share of our Common Stock, other than shares owned by Alliance as treasury stock, shares beneficially owned by the Purchaser Parties, and shares owned by holders of our Common Stock who shall neither have voted in favor of the merger nor consented thereto in writing and who shall have properly and validly perfected, and not effectively withdrawn or lost, their statutory appraisal rights under Delaware law (such shares of Common Stock are referred to as “dissenting shares”), will be converted into the right to receive $13.25 in cash per share, without interest and subject to any withholding taxes (referred to as the “Merger Consideration”). Under the terms of the Merger Agreement, each in-the-money stock option, whether or not exercisable or vested, will be converted into the right to receive the excess of the Merger Consideration over the option exercise price. Restricted stock units that are not subject to accelerated vesting in accordance with their terms will be converted into the right to receive restricted cash awards equal to the Merger Consideration multiplied by the number of shares underlying the restricted stock units and shall continue to be subject to the same vesting and payment conditions and schedules applicable to such restricted stock units.

The Board (other than Mr. Huang, Mr. Feng and Dr. Zhang, who recused themselves from the vote of the Board), acting upon the recommendation of a special committee of independent and disinterested directors (referred to as the “Special Committee”), (i) determined that the Merger Agreement and the transactions contemplated by it, including the merger, are advisable and in the best interests of and fair to Alliance’s stockholders, other than the Purchaser Parties or any of their affiliates (together referred to as the “Purchaser Group”) or any officer of Alliance as determined in accordance with Rule 16a-1(f) promulgated under the Exchange Act (collectively referred to as the “Section 16 Officers”), (ii) approved the Merger Agreement and the transactions contemplated by it, including the merger, and (iii) resolved to recommend that Alliance’s stockholders approve the adoption of the Merger Agreement and the merger.

Stockholders of Alliance will be asked to vote on the adoption of the Merger Agreement at our annual meeting of stockholders. Under Delaware law and Alliance’s Certificate of Incorporation, the affirmative vote of the holders of the majority of the aggregate voting power of the issued and outstanding shares of our Common Stock is required to adopt the Merger Agreement. In addition, the consummation of the merger is subject to a non-waivable condition that the holders of a majority of outstanding shares of our Common Stock not beneficially owned by any member of the Purchaser Group or any Section 16 Officer shall have voted in favor of the adoption of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the merger is also subject to certain other conditions, including (i) the absence of any legal restraint with respect to the merger; (ii) following the filing by the applicable Purchaser Parties of an overseas investment registration with the National Development and Reform Commission of the People’s Republic of China or its competent local counterparts (collectively referred to as the “NDRC”) in respect of the transactions contemplated by the Merger Agreement, the receipt by the applicable Purchaser Parties of a written acknowledgement issued by the NDRC that such registration has been completed; (iii) the continued accuracy of the representations and warranties of the Purchaser Parties, in the case of Alliance, and of Alliance, in the case of the Purchaser Parties, as contained in the Merger Agreement (subject to certain qualifiers, as applicable); (iv) prior to the mailing of the proxy statement in connection with seeking the adoption of the Merger Agreement by Alliance’s stockholders, Parent and THAIHOT having deposited or caused to be deposited in a special purpose account in Hong Kong sufficient funds in U.S. dollars for timely payment of the aggregate Merger Consideration; and (v) compliance in all material respects with the covenants and agreements contained in the Merger Agreement by the Purchaser Parties, in the case of Alliance, and by Alliance, in the case of the Purchaser Parties. Alliance has made customary representations and warranties and covenants in the Merger Agreement.

The Purchaser Parties have informed Alliance that they intend to fund the payment of the aggregate Merger Consideration from cash on hand. The merger is not subject to a financing condition.

Alliance is subject to customary non-solicitation provisions, whereby, among other things, Alliance and its subsidiaries have agreed not to solicit or initiate, or knowingly facilitate or knowingly encourage the submission of an alternative acquisition proposal. However, prior to obtaining the requisite stockholder approval, we will be able to respond to and engage in discussions of certain unsolicited acquisition proposals, subject to certain conditions, if the Board, Special Committee or other independent Board committee determines in good faith that such proposals are or could lead to superior proposals, such proposals did not result from Alliance’s material breach of its obligations under such non-solicitation provisions of the Merger Agreement (other than any such breach caused by a Purchaser Party or any member of the Board nominated by Tahoe or THAIHOT) and, if the Board, Special Committee or other independent Board committee determines, after consultation with its counsel, that the failure to take action concerning such proposals could reasonably be expected to be contrary to its fiduciary duties under applicable law. The Board, Special Committee or other independent Board committee may change its recommendation to approve the merger if (i) in response to an intervening event either not known or the consequences of which were not foreseeable to the Special Committee on the Effective Date, the Board, Special Committee or other independent Board committee determines, after consultation with its outside legal counsel, that the failure to take action concerning such intervening event could reasonably be expected to be contrary to its fiduciary duties under applicable law or (ii) in response to an alternative acquisition proposal, the Board, Special Committee or other independent Board committee determines in good faith, after consultation with its financial advisor and outside legal counsel, that such acquisition proposal constitutes a superior proposal and that the failure to take such action could reasonably be expected to be contrary to its fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights for both Alliance and Parent, and further provides that upon the termination of the Merger Agreement under certain circumstances, Alliance will be required to pay Parent an expense reimbursement amount equal to $1,500,000 in immediately available funds or Parent will be required to pay Alliance an expense reimbursement amount equal to $4,500,000 in immediately available funds (as applicable). Subject to certain limitations, either Alliance or Parent may terminate the Merger Agreement if the merger is not consummated by December 15, 2017, subject to the right of Alliance to extend the termination date for a single additional 60 day period under certain circumstances.

In connection with the merger, the Special Committee waived the standstill provisions of the Governance Agreement solely for the purpose of permitting the Purchaser Parties to enter into the Merger Agreement, perform the Purchaser Parties’ obligations thereunder and consummate the transactions contemplated by the Merger Agreement.

Rollover and Support Agreement

In connection with the Merger Agreement, Parent, Alliance, Tahoe, Mr. Huang and THAIHOT entered into a Rollover and Support Agreement, dated as of the Effective Date (referred to as the “Support Agreement”). Per the terms and conditions set forth in the Support Agreement, (i) THAIHOT, Tahoe and Mr. Huang have each agreed to vote, or cause to be voted, all shares of our Common Stock beneficially owned by each such party (representing an aggregate of approximately 51.6% of Alliance’s total outstanding voting power as of April 15, 2017) for the adoption of the Merger Agreement and (ii) THAIHOT has agreed to contribute certain shares of our Common Stock owned by THAIHOT as set forth in the Support Agreement (referred to as the “Rollover Shares”) to Parent in exchange for newly issued shares of Parent and receive no consideration for the cancellation of the Rollover Shares in accordance with the Merger Agreement.

Director Independence

Our Board has reviewed the independence of the members of our Board, in accordance with the guidelines set out in our Corporate Governance Guidelines (available at http://investors.alliancehealthcareservices-us.com/phoenix.zhtml?c=129994&p=irol-govhighlights) and applicable rules of The NASDAQ Stock Market LLC, or NASDAQ. As a result of the review, the Board has determined that each of Messrs. Bartos, Dimick, Feng, Samek and

Viviano, and Dr. Zhang, qualifies as an independent director in accordance with NASDAQ rules. In making this determination, the Board considered the matters described under in this Item 13 and Mr. Viviano’s former role as our Chief Executive Officer and Chairman of the Board.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us for services rendered for the fiscal years ended December 31, 2016 and 2015 by our independent registered public accounting firm, Deloitte & Touche LLP, were:

	Fiscal Year Ended
	2016	2015
Audit fees(a)	$1,079,750	$815,600
Audit-related fees(b)	185,500	609,180

Total audit and audit-related fees	$1,262,250	$1,424,780
Tax fees(c)	0	0
All other fees(d)	5,700	5,700

Total fees	$1,270,950	$1,430,480

(a)	Includes fees for the audit of our annual consolidated financial statements and the annual audit of our internal control over financial reporting, annual audits of the financial statements of our joint ventures, review of our financial statements included in our quarterly reports on Form 10-Q and services associated with securities filings such as comfort letters, consents and assistance with review of documents filed with the SEC.
(b)	Includes accounting consultations and due diligence services for acquisitions, including additional fees incurred associated with our restatement of certain of our prior period financial statements.
(c)	Includes tax consultation.
(d)	Includes fees for other permitted non-audit services such as project management consultation and accounting research tool subscriptions.

All audit and non-audit services performed by our independent registered public accounting firm must be specifically pre-approved by our Audit Committee. Consistent with this policy, in 2016 and 2015 all audit and non-audit services performed by Deloitte & Touche LLP were pre-approved by our Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K/A:

3         Index to Exhibits:

Exhibit No.	Description

31.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

(1)	Filed herewith.

In addition, the exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE HEALTHCARE SERVICES, INC.

May 1, 2017	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)