Form 10-Q
period 2017-03-31
Alliance HealthCare Services, Inc
filed 2017-05-09
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 28, 2017, there were 10,831,300 shares of common stock outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

March 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$22,241
Accounts receivable, net of allowance for doubtful accounts of $3,946 in 2017 and $4,008 in 2016	74,694	77,496
Prepaid expenses	8,428	9,568
Other current assets	3,917	3,853
Total current assets	108,511	113,158
Plant, property and equipment, net	194,334	204,814
Goodwill	119,130	119,130
Other intangible assets, net	195,699	198,977
Other assets	27,968	23,785
Total assets	$645,642	$659,864
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$27,071	$28,185
Accrued compensation and related expenses	19,026	24,895
Accrued interest payable	3,205	3,308
Current portion of long-term debt	19,519	17,298
Current portion of obligations under capital leases	3,397	3,354
Other accrued liabilities	27,656	29,323
Total current liabilities	99,874	106,363
Long-term debt, net of current portion	508,513	515,407
Obligations under capital leases, net of current portion	11,820	12,686
Deferred income taxes	25,732	25,818
Other liabilities	9,646	9,093
Total liabilities	655,585	669,367
Commitments and contingencies (Note 12)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,989,273 and 10,970,937 issued in 2017 and 2016, respectively; 10,831,300 and 10,812,964 outstanding in 2017 and 2016, respectively	110	110
Treasury stock, at cost - 157,973 shares in 2017 and 2016	(3,138)	(3,138)
Additional paid-in capital	61,734	61,353
Accumulated comprehensive income	42	10
Accumulated deficit	(198,514)	(197,900)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(139,766)	(139,565)
Noncontrolling interest	129,823	130,062
Total stockholders’ deficit	(9,943)	(9,503)
Total liabilities and stockholders’ deficit	$645,642	$659,864

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues	$129,936	$123,725
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	75,049	70,914
Selling, general and administrative expenses	23,535	25,265
Transaction costs	162	417
Shareholder transaction costs	869	1,009
Severance and related costs	634	1,716
Depreciation expense	14,073	13,048
Amortization expense	3,275	2,443
Interest expense, net	8,700	7,495
Other income, net	(483)	(787)
Total costs and expenses	125,814	121,520
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	4,122	2,205
Income tax benefit	(3)	(945)
Earnings from unconsolidated investees	(336)	(252)
Net income	4,461	3,402
Less: Net income attributable to noncontrolling interest	(5,075)	(4,592)
Net loss attributable to Alliance HealthCare Services, Inc.	$(614)	$(1,190)

Comprehensive loss, net of taxes:
Net income	$4,461	$3,402
Unrealized gain (loss) on hedging transactions, net of taxes of $0 and $0	13	(38)
Reclassification adjustment for losses realized and included in net loss, net of taxes of $0 and $0	19	—
Total comprehensive income, net of taxes	4,493	3,364
Comprehensive income attributable to noncontrolling interest	(5,075)	(4,592)
Comprehensive loss attributable to Alliance HealthCare Services, Inc.	$(582)	$(1,228)

Loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.11)
Weighted average number of shares of common stock and common stock equivalents:
Basic	10,973	10,779
Diluted	10,973	10,779

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$4,461	$3,402
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	502	270
Share-based payment	381	1,402
Depreciation and amortization	17,348	15,491
Amortization of deferred financing costs	2,455	960
Accretion of discount on long-term debt	131	126
Adjustment of derivatives to fair value	(7)	(114)
Distributions from unconsolidated investees	143	217
Earnings from unconsolidated investees	(336)	(252)
Deferred income taxes	(86)	(1,438)
Gain on sale of assets, net	(482)	(296)
Excess tax benefit from share-based payment arrangements	—	436
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	2,300	1,020
Prepaid expenses	1,147	1,102
Other current assets	(93)	230
Other assets	105	160
Accounts payable	(1,538)	(4,493)
Accrued compensation and related expenses	(5,869)	505
Accrued interest payable	(103)	(11)
Income taxes payable	24	(14)
Other accrued liabilities	(609)	4,003
Net cash provided by operating activities	19,874	22,706
Investing activities:
Equipment purchases	(839)	(17,675)
Increase in deposits on equipment	(6,432)	(4,489)
Acquisitions, net of cash received	(524)	(1,018)
Proceeds from sale of assets	571	830
Net cash used in investing activities	(7,224)	(22,352)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(4,101)	(3,956)
Proceeds from equipment debt	2,539	962
Principal payments on term loan facility	(1,300)	(1,300)
Principal payments on revolving loan facility	(9,000)	(6,000)
Proceeds from revolving loan facility	4,000	15,000
Payments of debt issuance costs and deferred financing costs	(223)	(24,969)
Distributions to noncontrolling interest in subsidiaries	(5,600)	(4,149)
Contributions from noncontrolling interest in subsidiaries	286	—
Excess tax benefit from share-based payment arrangements	—	(436)
Issuance of common stock	—	1
Proceeds from exercise of stock options	—	485
Settlement of contingent consideration related to acquisitions	(20)	—
Proceeds from shareholder transaction	—	28,629
Net cash (used in) provided by financing activities	(13,419)	4,267
Net (decrease) increase in cash and cash equivalents	(769)	4,621
Cash and cash equivalents, beginning of period	22,241	38,070
Cash and cash equivalents, end of period	$21,472	$42,691

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$6,286	$6,448
Income taxes paid (refunded), net	9	(73)
Supplemental disclosure of non-cash investing and financing activities:
Changes in equipment purchases in accounts payable and accrued equipment	22	3,521
Noncontrolling interest assumed in connection with acquisitions	—	1,716

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company” or “Alliance”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2016.

For a complete summary of the Company’s significant accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of the Company’s 2016 Form 10-K, filed with the SEC on March 10, 2017. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017.

Pending Transaction On April 10, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Tahoe Investment Group Co., Ltd., an entity organized under the laws of the People’s Republic of China (“Tahoe”), THAIHOT Investment Company Limited, an exempted company incorporated under the laws of the Cayman Islands and indirect wholly-owned subsidiary of Tahoe (“THAIHOT”), THAIHOT Investment Company US Limited, a Delaware corporation and indirect wholly-owned subsidiary of Tahoe (“Parent”) and Alliance Healthcare Services Merger Sub Limited, a Delaware corporation and wholly-owned subsidiary of Parent (“Sub” and together with Tahoe, THAIHOT and Parent, the “Purchaser Parties”) providing for the merger of Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly-owned subsidiary of Parent. Under the Merger Agreement, the Purchaser Parties will acquire all of the Company’s outstanding common stock that is not beneficially owned by the Purchaser Parties or owned by the Company as treasury shares. The Merger is subject to approval by Alliance’s stockholders, including a non-waiveable condition requiring approval by the holders of a majority of the outstanding shares of Alliance common stock that are not beneficially owned by the Purchaser Parties or certain senior executive officers of the Company, as well as certain other customary closing conditions. The Merger is not subject to a financing condition. The Company will call a meeting of stockholders for the purpose of voting on the adoption of the Merger Agreement in due course. If completed, the Merger will result in the Company becoming a privately held company and Alliance’s common stock would no longer be listed on NASDAQ. See Note 17 for details.

Principles of Consolidation The accompanying condensed consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany transactions have been eliminated. The Company evaluates participating rights in its assessment of control in determining consolidation of joint venture partners. The Company records noncontrolling interest related to its consolidated subsidiaries that are not wholly-owned. Investments in unconsolidated investees over which it exercises significant influence but does not control are accounted for under the equity method.

Use of Estimates The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

2. Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017 for publicly traded business entities. Early adoption of the standard as of December 15, 2016 (for interim and annual reporting periods beginning after that date) is permitted. The Company is currently working through an adoption plan, including identifying its revenue streams and completing a preliminary analysis of how it currently accounts for revenue transactions compared to the revenue accounting required under the new standard. The Company intends to complete its adoption plan in 2017. This plan includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and the completion of a rollout plan for implementation of the new standard with affected functions in its organization. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements. ASU 2014-09 will be effective for the Company beginning on January 1, 2018.

Leases In February 2016, the FASB issued ASU 2016-02, “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU supersedes the current guidance. The primary difference between current guidance and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASU 2016-02 also requires an entity to separate the lease components from the non-lease components (for example, maintenance services or other activities that transfer a good or service to the customer) in a contract. Only the lease components must be accounted for in accordance with this guidance. ASU 2016-02 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted. ASU 2016-02 will be effective for the Company beginning on January 1, 2019. The Company is assessing the impact, if any, that the adoption of ASU 2016-02 may have on its consolidated financial statements.

Share-Based Payments In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted ASU 2016-09 on January 1, 2017. As required by the standard, $0.2 million of tax deficiencies recognized on stock-based compensation expense were reflected in the Company’s condensed consolidated statements of operations and comprehensive loss as a component of the benefit for income taxes rather than paid-in capital on a prospective basis during the three months ended March 31, 2017. At January 1, 2017, the Company had no previously unrecognized excess tax benefits, the cumulative effect of which would be required by the standard to be recorded as an adjustment to accumulated deficit. The Company also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our condensed consolidated statements of cash flows for the three months ended March 31, 2017. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, the Company did not elect an accounting policy change to record forfeitures as they occur and thus continues to estimate forfeitures at each period.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instruments settlement, contingent consideration payments made after a business combination, insurance claims settlement and corporate-owned life insurance settlement, distributions from equity method investments and beneficial interests in securitization transactions. This guidance is effective for publicly traded business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 will be effective for the Company beginning on January 1, 2018. The Company is assessing the impact, if any, that the adoption of ASU 2016-15 may have on its consolidated financial statements.

Income Taxes In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This amendment is intended to improve accounting for the income tax consequences of intra-entity transfers of assets other than inventory. In accordance with this guidance, an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU will be effective for the Company beginning on January 1, 2018. Early adoption is permitted. The Company is assessing the impact, if any, that the adoption of ASU 2016-16 may have on its consolidated financial statements.

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

Business Combinations In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The amendments in ASU 2017-01 should be applied prospectively on or after the effective date. Early adoption is permitted. ASU 2017-01 will be effective for the Company beginning on January 1, 2018. The Company is assessing the impact, if any, that the adoption of ASU 2017-01 may have on its consolidated financial statements.

Accounting Changes and Error Corrections In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09 and ASU 2016-02 will have on the Company’s financial statements when adopted. The effective date for this guidance is the same as the effective date for ASU 2014-09 and ASU 2016-02. The Company is currently evaluating the effect that the adoption of ASU 2017-03 will have on its consolidated financial statements.

Intangibles – Goodwill and Other In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The amendments in ASU 2017-04 are effective for public business entities for annual or interim goodwill impairment tests in annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early-adopted ASU 2017-04 on a prospective basis during the three months ended March 31, 2017. The adoption did not have any impact on the Company’s consolidated financial statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

3. Transactions

Tahoe Transaction

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102.5 million, or $18.50 per share (the “Tahoe Transaction”). In connection with the Tahoe Transaction, Tahoe and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Tahoe Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Tahoe Transaction in excess of $1.0 million. In addition, following approval of an authorized special committee of the board of directors, Tahoe funded a new management incentive arrangement which involved the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards were recognized by the Company over the required service period of the awards. The Company received reimbursements of $15.3 million, which were net of taxes of $0.2 million, prior to the Tahoe Transaction close from the Selling Stockholders. These reimbursements were accounted for as capital contributions from the Selling Stockholders. The Company accounted for reimbursements of $13.5 million received subsequent to the Tahoe Transaction close from Tahoe as capital contributions. Costs that are a direct result of the Tahoe Transaction are included in “Shareholder transaction costs” in the Company’s consolidated statements of operations and comprehensive loss.

The Tahoe Transaction closed on March 29, 2016. Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 51% of the Company’s outstanding shares of common stock as of March 31, 2017. The Company has not agreed to pay any management fees to Tahoe for any financial advisory services provided to the Company.

On April 10, 2017, the Company entered into a Merger Agreement with Tahoe, pursuant to which Tahoe will acquire all of the Company’s outstanding common stock that is not beneficially owned by Tahoe or owned by the Company as treasury shares. See Note 1 and Note 17 for details.

Restructuring Plan

From time to time, the Company’s management implements individually immaterial restructuring plans, including the closure or consolidation of certain sites as a result of the loss of certain customers. The impact of the charges resulting from restructuring plans are summarized below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cost of revenues, excluding depreciation and amortization	$77	$200
Selling, general and administrative expenses	19	31
Other expense, net	119	—
Total restructuring charges	$215	$231

The restructuring plans, under which costs were incurred during the three months ended March 31, 2017 and 2016, were adopted at varying times, beginning in 2009, and are expected to be completed by the third quarter of 2019.

4. Share-Based Payment

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 3,005,000 shares have become available for grant. As of March 31, 2017, a total of 975,647 shares remained available for grant under the 1999 Equity Plan.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

Three Months Ended March 31,
2016
Risk free interest rate	1.53%
Expected dividend yield	—%
Expected stock price volatility	66.5%
Average expected life (in years)	6.00
Weighted average fair value on grant date	$7.16

The following table summarizes the Company’s stock option activity:

(dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	650,969	$18.51
Canceled/forfeited	(26,242)	34.23
Outstanding at March 31, 2017	624,727	17.85	6.34	$1,119
Vested and expected to vest in the future at March 31, 2017	598,945	18.31	6.22	$1,039
Vested and exercisable at March 31, 2017	500,086	20.51	5.68	$736

(1)	Represents the difference between the exercise price and the value of the Company’s stock at fiscal quarter-end.

The following table summarizes the Company’s unvested stock option activity:

(dollars in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)	Total Fair Value
Unvested at December 31, 2016	187,804	$4.33
Vested	(62,303)	4.33			$270
Forfeited	(860)	4.18
Unvested at March 31, 2017	124,641	$4.33	$421	2.0

Stock Awards

The 1999 Equity Plan permits the award of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”).

The following table summarizes the Company’s RSU activity:

(dollars in thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Unvested at December 31, 2016	167,853	$8.37
Vested	(25,690)	6.93
Forfeited	(519)	6.93
Unvested at March 31, 2017	141,644	$8.63	$929	1.1

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Share-based Compensation Expense

The following table summarizes pre-tax share-based compensation expense included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2017	2016
Share-based compensation expense	$381	$1,865	(1)

(1)

Decrease in share-based compensation expense was primarily due to additional expense recognized during the three months ended March 31, 2016 related to a change in control in connection with the Tahoe Transaction in March 2016 (see Note 3). This includes cash paid of $463 related to market performance RSUs, granted to executive management, which vested upon a change in control of the Company under the terms of the RSU award agreement.

5. Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of March 31, 2017				Fair Value as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts - asset position	$68	$—	$68	$—	$55	$—	$55	$—
Total financial assets	$68	$—	$68	$—	$55	$—	$55	$—
Financial liabilities:
Contingent consideration related to acquisitions	$535	$—	$—	$535	$555	$—	$—	$555
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386	2,386	—	—	2,386
Interest rate contracts - liability position	26	—	26	—	53	—	53	—
Total financial liabilities	$2,947	$—	$26	$2,921	$2,994	$—	$53	$2,941

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps based on the London interbank offered rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). According to ASC 820, “Fair Value Measurement,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness have also been factored into the fair value measurement of the derivative instruments. For additional information see Note 9.

The fair value of the liability for contingent consideration related to acquisitions was estimated using probability-adjusted performance estimates (Level 3 inputs) over the performance periods following the transaction dates. These estimates represent inputs for which market data are not available and are developed using the best information available about the assumptions that market participants would use when pricing the liability. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2017 were as follows:

(in thousands)	Contingent consideration related to acquisitions	Mandatorily redeemable noncontrolling interest
Balance at December 31, 2016	$555	$2,386
Settlement	(20)	—
Balance at March 31, 2017	$535	$2,386

Financial instruments measured and recorded at fair value on a recurring basis were presented on the Company’s consolidated balance sheets as follows:

	Fair Value as of March 31, 2017				Fair Value as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Other assets	$68	$—	$68	$—	$55	$—	$55	$—
Total financial assets	$68	$—	$68	$—	$55	$—	$55	$—
Financial liabilities:
Other accrued liabilities	$2,947	$—	$26	$2,921	$2,994	$—	$53	$2,941
Total financial liabilities	$2,947	$—	$26	$2,921	$2,994	$—	$53	$2,941

During the three months ended March 31, 2017, none of the Company’s financial instruments were transferred from one level to another.

Instruments Not Recorded at Fair Value on a Recurring Basis

The following table summarizes the fair values and book values of the Company’s long-term debt:

	March 31, 2017		December 31, 2016
(in thousands)	Fair Value	Book Value	Fair Value	Book Value
Variable-rate debt	$526,447	$528,879	$526,475	$533,939
Fixed-rate debt	38,617	36,640	41,572	39,308
	$565,064	$565,519	$568,047	$573,247

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

6. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Interventional	Total
Balance at December 31, 2016	$45,157	$42,320	$31,653	$119,130
Goodwill acquired during the period	—	—	—	—
Adjustments to goodwill during the period	—	—	—	—
Balance at March 31, 2017	$45,157	$42,320	$31,653	$119,130
Gross goodwill	$199,499	$62,222	$31,653	$293,374
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at March 31, 2017	$45,157	$42,320	$31,653	$119,130

Intangible assets consisted of the following:

	Weighted Average	March 31, 2017			December 31, 2016
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	16	$230,323	$(104,179)	$126,144	$230,323	$(101,240)	$129,083
Other	18	41,820	(22,480)	19,340	41,820	(22,141)	19,679
Total finite-lived intangible assets	16	$272,143	$(126,659)	$145,484	$272,143	$(123,381)	$148,762
Indefinite-lived intangible assets				50,215			50,215
Total other intangible assets				$195,699			$198,977

In 2017, the Company intends to perform its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter, absent other events occurring or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Based on financial information as of March 31, 2017, impairment testing was not required during the three months then ended.

Amortization expense for finite-lived intangible assets is reported as “Amortization expense” in the consolidated statements of operations and comprehensive loss. As of March 31, 2017, estimated future amortization expense for each of the fiscal years ending December 31, is presented below:

(in thousands)
Remainder of 2017	$9,784
2018	12,689
2019	12,200
2020	11,710
2021	10,802
Thereafter	88,299
$145,484

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

7. Supplemental Balance Sheet Information

Plant, property and equipment, net as of March 31, 2017 are as follows:

		Accumulated	Net Carrying
(in thousands)	Cost	Depreciation	Amount
Furniture and fixtures	$4,835	$(4,202)	$633
Office equipment	80,284	(58,943)	21,341
Transportation and service equipment	15,653	(4,576)	11,077
Major equipment	783,155	(635,361)	147,794
Tenant improvements	42,689	(29,467)	13,222
Buildings and land	340	(73)	267
Total	$926,956	$(732,622)	$194,334

Plant, property and equipment, net as of December 31, 2016 are as follows:

		Accumulated	Net Carrying
(in thousands)	Cost	Depreciation	Amount
Furniture and fixtures	$4,905	$(4,231)	$674
Office equipment	80,384	(57,295)	23,089
Transportation and service equipment	16,140	(4,291)	11,849
Major equipment	794,153	(639,452)	154,701
Tenant improvements	43,888	(29,665)	14,223
Buildings and land	340	(62)	278
Total	$939,810	$(734,996)	$204,814

Other accrued liabilities consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Systems rental and maintenance costs	$1,073	$1,064
Site rental fees	873	899
Property and sales taxes payable	7,537	7,254
Self-insurance accrual	2,705	2,612
Legal fees	1,921	1,537
Deferred gain on sale of equipment	87	87
Equipment purchases	446	848
Customer overpayments	2,149	2,555
Contingent consideration related to acquisitions	535	555
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other accrued liabilities	7,944	9,526
Total	$27,656	$29,323

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

8. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016
Term loan facility	$496,374	$497,674
Discount on term loan facility	(1,179)	(1,310)
Revolving loan facility	16,500	21,500
Equipment under capital leases	15,217	16,040
Equipment debt	38,607	39,343
Deferred financing costs, net	(22,270)	(24,502)
Long-term debt, including current portion	543,249	548,745
Less current portion	(22,916)	(20,652)
Long-term debt	$520,333	$528,093

Equipment debt, collateralized by equipment, has interest rates ranging from 2.23% to 9.00% and are payable in various monthly principal and interest installments through 2021. Certain of the Company’s equipment debt obligations are subject to covenants with which it must comply on a quarterly or annual basis. An amendment to the financing agreement with Bank of the West (“BOW”) was executed on April 28, 2017, retroactive to March 31, 2017, that modified certain financial covenants. Based on such amendment, the Company was in compliance with all covenants as of March 31, 2017.

Capital leases, collateralized by equipment, have interest rates ranging from 2.68% to 6.23% and are payable in various monthly principal and interest installments through 2021.

Credit Facility and Senior Secured Term Loan Refinancing

On June 3, 2013, the Company replaced its existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if the Company’s pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) a $80.0 million delayed draw term loan facility, which was drawn within thirty days of June 3, 2013 and used for the redemption of the Company’s $190.0 million of 8% Senior Notes (“Notes”). The delayed draw term loan facility converted into, and matched the terms of, the $340.0 million term loan facility.

On October 11, 2013, the Company entered into an amendment to the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the Company raised $70.0 million in incremental term loan commitments to repurchase the remaining Notes. The Company used the proceeds from the incremental term loan commitments, borrowings under its revolving loan facility and cash on hand to complete the redemption of all its outstanding Notes on December 4, 2013.

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company’s revolving loan facility, to pay fees and expenses related to the Second Amendment, and for general corporate purposes. The incremental term loan under the Second Amendment was funded at 99.5% of principal amount. Upon funding, the incremental term loans were converted to match all the terms of existing term loans.

On March 29, 2016, the Company entered into a third amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT so that the sale by the Selling Stockholders would not be deemed to constitute a change of control, and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Under the soft call provision, which expired on March 29, 2017, if the Company made a voluntary prepayment of any term loan or prepaid, refinanced, substituted or replaced any term loan, and such action resulted in a reduction in the effective interest cost or weighted average yield of the term loan, then the Company should pay to the administrative agent, for the ratable account of each of the lenders holding term loans, a prepayment premium equal to 1.0% of the aggregate principal amount of the term loans so prepaid, refinanced, substituted or replaced.

In connection with the Third Amendment, the Company paid fees totaling $25.0 million, which were capitalized and amortized using the effective interest method as interest expense over the term of the Credit Agreement. These fees were paid by both the buyer and sellers in the Tahoe Transaction.

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

The Company is required to make quarterly amortization payments on the term loan of $1.3 million. The Company is also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement) and with the proceeds of asset sales, debt issuances and specified other events.

As of March 31, 2017, the Company had $29.2 million of available borrowings under the revolving loan facility, net of $16.5 million outstanding on the revolving loan facility and $4.3 million outstanding in letters of credit.

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

In addition to other covenants, the Credit Agreement places limits on the ability of the Company and its subsidiaries to declare dividends or redeem or repurchase capital stock; prepay, redeem or purchase debt; incur liens and engage in sale-leaseback transactions; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material agreements; engage in mergers, acquisitions and asset sales; transact with affiliates and alter the business conducted by the Company and its subsidiaries.

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the Credit Agreement, that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31, 2017, the Credit Agreement required a maximum leverage ratio of not more than 4.30 to 1.00. As of March 31, 2017, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.00 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement. As of March 31, 2017, the Company was in compliance with the covenants for the Credit Agreement.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Notes Payable and Line of Credit with PNC

The Company had notes payable to PNC Equipment Finance, LLC (“PNC”) totaling $7.8 million at March 31, 2017. The notes payable are due in various installments through September 2021 at interest rates between 2.23% and 2.29% per annum. The notes are also collateralized by equipment and contain restrictive covenants. The Company also has a $3.0 million line of credit with PNC, with interest calculated based on LIBOR plus 1.50%. As of March 31, 2017, there was $0.5 million amount outstanding on the line of credit.

9. Derivatives

Interest Rate Cash Flow Hedges

The Company entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. For the three months ended March 31, 2017 and December 31, 2016, the Company had interest rate swap agreements to hedge approximately $14.1 million and $15.5 million of its variable rate bank debt, respectively, or 2.50% and 2.70% of total debt, respectively. The amount that the Company expects to reclassify from “Unrealized gain (loss) on hedging transactions, net of taxes” to “Interest expense, net” over the next twelve months is immaterial.

The Company’s interest rate cash flow hedges consist of:

				Fair Value Asset (Liability)(1) at
(dollars in thousands)	Notional Amount	Fixed Payment Rate	Maturity Date	March 31, 2017	December 31, 2016
Liability Derivatives
Derivatives designated as cash flow hedging instruments:
One-month LIBOR plus 2.50% interest rate swap, effective December 2012	$840	3.75%	December 2017	$—	$(3)
One-month LIBOR plus 2.00% interest rate swap, effective March 2013	952	2.87%	April 2018	1	—
One-month LIBOR interest rate swap, effective December 2014	917	1.34%	November 2019	1	(2)
One-month LIBOR plus 2.00% interest rate swap, effective December 2015	4,430	3.69%	December 2021	(8)	(24)
One-month LIBOR interest rate swap, effective December 2015	1,096	1.37%	December 2020	3	—
One-month LIBOR interest rate swap, effective September 2016	4,205	1.17%	September 2021	43	33

Derivatives not designated as cash flow hedging instruments:
One-month LIBOR interest rate swap	1,619	0.75% - 1.68%	April 2017 - April 2020	2	(2)
Total liability derivatives	$14,059			$42	$2

(1)	The fair values of the interest rate swap asset and liabilities are included in “Other assets” and “Other accrued liabilities,” respectively, in the condensed consolidated balance sheets.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

The following table summarizes the amount of income (loss) recognized from derivative instruments for the periods indicated and the line items in the accompanying condensed consolidated statements of operations and comprehensive loss where the results are recorded for cash flow hedges:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss (Gain) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivatives Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2017	2016		2017	2016		2017	2016
Interest rate contracts	$13	$(79)	Interest expense, net	$19	$(83)	Interest expense, net	$—	$—
Total	$13	$(79)		$19	$(83)		$—	$—

The effect of non-designated derivative instruments on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 was immaterial.

10. Income Taxes

For the three months ended March 31, 2017, the Company’s income tax benefit was immaterial. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $0.9 million, which was 44.3% of the Company’s pre-tax loss. The provision (benefit) for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, which is applied to current year-to-date pre-tax income (loss). Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is recorded. The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, which include share-based payments, unrecognized tax benefits and other permanent differences. Pursuant to the Company’s adoption of ASU 2016-09 on January 1, 2017, $0.2 million of tax deficiencies recognized on stock-based compensation expense were reflected in the Company’s condensed consolidated statements of operations and comprehensive loss as a component of the benefit for income taxes rather than paid-in capital on a prospective basis during the three months ended March 31, 2017. See Note 2 for details.

As of March 31, 2017 and December 31, 2016, the Company has provided a liability for $0.3 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $0.2 million as of March 31, 2017 and December 31, 2016.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in “Income tax expense (benefit).” Accrued interest and penalties related to unrecognized tax benefits as of March 31, 2017 and December 31, 2016 were not material.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

11. Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Numerator:
Net loss attributable to Alliance HealthCare Services, Inc.	$(614)	$(1,190)
Denominator:
Weighted average shares — basic	10,973	10,779
Effect of dilutive securities:
Stock options and RSUs	—	—
Weighted average shares — diluted	10,973	10,779
Net loss per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.06)	$(0.11)
Diluted	$(0.06)	$(0.11)
Stock options excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock	323	465
Average exercise price per share that exceeds average market price of common stock	$29.37	$25.34

12. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors and other service providers for substantially all of its radiology and oncology equipment. The contracts range from 1 to 5 years from inception and extend through the year 2021, but may be canceled by the Company under certain circumstances. The Company’s total contract payments were $11.1 million and $10.3 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the Company had binding equipment purchase commitments totaling $15.2 million.

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At March 31, 2017, the Company has determined that no liability is necessary related to these guarantees and indemnities.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

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

Other Matters

The Company is involved from time to time in routine litigation and regulatory matters incidental to the conduct of its business. The Company believes that resolution of such matters will not have a material adverse effect on its consolidated financial statements.

13. Related Party Transactions

Ownership Structure

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by the Selling Stockholders. Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 51% of the Company’s outstanding shares of common stock as of March 31, 2017.

On April 10, 2017, the Company entered into a Merger Agreement with the Purchaser Parties, pursuant to which the Purchaser Parties will acquire all of the Company’s outstanding common stock that is not beneficially owned by Tahoe or owned by the Company as treasury shares. See Note 1 and Note 17 for details.

Management Agreements

The Company had direct ownership in two unconsolidated investees at March 31, 2017 and December 31, 2016.

The following table summarizes revenues from management agreements with unconsolidated equity investees:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue from management agreements	$474	$353

The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which are included in the management agreement revenue, and reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as cost of revenues and the reimbursement as revenue in its condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the revenue and reimbursed expenses related to the Company’s unconsolidated equity investees:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue and reimbursed expenses	$363	$252

14. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at March 31, 2017. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Set forth below are certain balance sheet data as of March 31, 2017 and 2016 and operating results for the three months ended March 31, 2017 and 2016 for the aggregate of the Company’s unconsolidated investees.

(in thousands)	March 31, 2017	December 31, 2016
Balance sheet data:
Current assets	$3,841	$2,860
Noncurrent assets	84	111
Current liabilities	660	760
Noncurrent liabilities	31	32

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating results:
Revenues	$2,593	$2,301
Expenses	790	778
Net income	1,803	1,523
Earnings from unconsolidated investees	336	252

15. Stockholders’ Deficit

The following table summarizes changes in the Company’s consolidated stockholders’ deficit, including noncontrolling interest, during the three months ended March 31, 2017.

								Stockholders’ (Deficit) Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’ (Deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Services, Inc.	Interest	Equity
Balance at December 31, 2016	10,970,937	$110	(157,973)	$(3,138)	$61,353	$10	$(197,900)	$(139,565)	$130,062	$(9,503)
Vesting of stock awards, net	18,336	—	—	—	—	—	—	—	—	—
Share-based payment	—	—	—	—	381	—	—	381	—	381
Other comprehensive income	—	—	—	—	—	32	—	32	—	32
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(5,600)	(5,600)
Contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	286	286
Net (loss) income	—	—	—	—	—	—	(614)	(614)	5,075	4,461
Balance at March 31, 2017	10,989,273	$110	(157,973)	$(3,138)	$61,734	$42	$(198,514)	$(139,766)	$129,823	$(9,943)

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

The following table summarizes changes in the Company’s consolidated stockholders’ deficit, including noncontrolling interest, during the three months ended March 31, 2016.

								Stockholders’ (Deficit) Equity Attributable to
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Accumulated	Alliance HealthCare	Non-controlling	Total Stockholders’ (Deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Services, Inc.	Interest	Equity
Balance at December 31, 2015	10,774,857	$108	(157,973)	$(3,138)	$29,297	$(511)	$(198,393)	$(172,637)	$95,017	$(77,620)
Exercise of stock options	100,000	1	—	—	485	—	—	486	—	486
Shareholder transaction	—	—	—	—	28,629	—	—	28,629	—	28,629
Share-based payment	—	—	—	—	1,402	—	—	1,402	—	1,402
Share-based payment income tax benefit	—	—	—	—	345	—	—	345	—	345
Other comprehensive loss	—	—	—	—	—	(38)	—	(38)	—	(38)
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(2,433)	(2,433)
Net (loss) income	—	—	—	—	—	—	(1,190)	(1,190)	4,592	3,402
Balance at March 31, 2016	10,874,857	$109	(157,973)	$(3,138)	$60,158	$(549)	$(199,583)	$(143,003)	$97,176	$(45,827)

16. Segment Information

In accordance with ASC 280, “Segment Reporting,” and based on the nature of the financial information that is received by the chief operating decision maker (“CODM”), the Company operates in three operating segments (Radiology, Oncology and Interventional) that also qualify as reportable segments under the definition of ASC 280. Each of these reportable segments, on a stand-alone basis, provides and makes available their respective medical services in similar settings and operates within a singular regulatory environment. Further, management assesses the segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting and primarily makes operating decisions from these reportable segment results.

The Radiology segment is comprised of diagnostic imaging services including MRI, PET/CT and other imaging services. The Oncology segment is comprised of radiation oncology services. The Interventional segment is comprised of therapeutic, minimally invasive pain management procedures and services. All intercompany revenues, expenses, payables, and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and Adjusted EBITDA.

The following table summarizes the Company’s revenue by segment:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue:
MRI revenue	49,455	$47,570
PET/CT revenue	32,180	31,666
Other radiology	6,177	6,403
Radiology	87,812	85,639
Oncology	30,033	26,062
Interventional	11,652	11,663
Corporate / Other	439	361
Total	$129,936	$123,725

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

Adjusted EBITDA represents net income before: income taxes; net income attributable to noncontrolling interest; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; restructuring charges; transaction costs; shareholder transaction costs; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; and other non-cash (benefits) charges, net. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended March 31,
(in thousands)	2017	2016
Adjusted EBITDA:
Radiology	$29,205	$26,443
Oncology	13,808	12,157
Interventional	1,055	1,255
Corporate / Other	(11,310)	(9,483)
Total	$32,758	$30,372

The reconciliation of income before income taxes, earnings from unconsolidated investees, and noncontrolling interest to total Adjusted EBITDA is shown below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	$4,122	$2,205
Earnings from unconsolidated investees	336	252
Interest expense, net	8,700	7,495
Depreciation expense	14,073	13,048
Amortization expense	3,275	2,443
Share-based payment (included in “Selling, general and administrative expenses”)	381	1,865
Severance and related costs	634	1,716
Restructuring charges (Note 3)	215	231
Transaction costs	162	417
Shareholder transaction costs	869	1,009
Legal matters expense, net (included in “Selling, general and administrative expenses”)	—	155
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	—	(600)
Other non-cash (benefits) charges, net (included in “Other income, net”)	(9)	136
Total Adjusted EBITDA	$32,758	$30,372

The following table summarizes the Company’s identifiable assets by segment:

	March 31,	December 31,
(in thousands)	2017	2016
Identifiable assets:
Radiology	$290,480	$301,137
Oncology	251,382	256,456
Interventional	81,288	82,221
Corporate / Other	22,492	20,050
Total	$645,642	$659,864

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

March 31, 2017

(Unaudited)

The following table summarizes the Company’s equipment capital expenditures by segment:

	Three Months Ended March 31,
(in thousands)	2017	2016
Capital expenditures:
Radiology	$812	$16,926
Oncology	12	484
Interventional	15	33
Corporate / Other	—	232
Total	$839	$17,675

17. Subsequent Events

Merger Agreement

As discussed in Note 1, on April 10, 2017, the Company entered into a Merger Agreement with the Purchaser Parties, pursuant to which Tahoe will acquire all of the Company’s outstanding common stock that is not beneficially owned by Tahoe or owned by the Company as treasury shares, for $13.25 per share. The Company’s board of directors, acting on the unanimous recommendation of a special committee, comprised solely of independent and disinterested directors of the Company who are not affiliated with Tahoe or management of the Company (the “Special Committee”), approved the Merger Agreement and the transactions contemplated by the Merger Agreement and resolved to recommend that the Company’s stockholders adopt the Merger Agreement and the transactions contemplated by the Merger Agreement. The Special Committee exclusively negotiated the terms of the Merger Agreement with Tahoe, with the assistance of independent financial and legal advisors.

At the effective time of the Merger, each issued and outstanding share of common stock, other than shares owned by Alliance as treasury stock, shares beneficially owned by the Purchaser Parties, and shares owned by holders of common stock who shall neither have voted in favor of the Merger nor consented thereto in writing and who shall have properly and validly perfected, and not effectively withdrawn or lost, their statutory appraisal rights under Delaware law (such shares of common stock “dissenting shares”), will be converted into the right to receive $13.25 in cash per share, without interest and subject to any withholding taxes (the “Merger Consideration”). Under the terms of the Merger Agreement, each in-the-money stock option, whether or not exercisable or vested, will be converted into the right to receive the excess of the Merger Consideration over the option exercise price. RSUs that are not subject to accelerated vesting in accordance with their terms will be converted into the right to receive restricted cash awards equal to the Merger Consideration multiplied by the number of shares underlying the RSUs and shall continue to be subject to the same vesting and payment conditions and schedules applicable to such RSUs. The Purchaser Parties have informed Alliance that they intend to fund the payment of the aggregate Merger Consideration from cash on hand. The Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both Alliance and Parent, and further provides that upon the termination of the Merger Agreement under certain circumstances, Alliance will be required to pay Parent an expense reimbursement amount equal to $1.5 million in immediately available funds or Parent will be required to pay Alliance an expense reimbursement amount equal to $4.5 million in immediately available funds (as applicable). Subject to certain limitations, either Alliance or Parent may terminate the Merger Agreement if the Merger is not consummated by December 15, 2017 (the “Termination Date”); provided that the Company may extend the Termination Date for a single additional 60-day period under certain circumstances.

In connection with the Merger, the Special Committee waived the standstill provisions of the Governance, Voting and Standstill Agreement, dated March 29, 2016, by and among Alliance, THAIHOT and Tahoe solely for the purpose of permitting the Purchaser Parties to enter into the Merger Agreement, perform the Purchaser Parties’ obligations thereunder, and consummate the contemplated transactions.

Upon closing of the Merger, Alliance is expected to remain headquartered in Southern California. Alliance’s executive management team is expected to remain in place. All of Alliance’s divisions within the United States are expected to continue unaffected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced and joint venture healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic imaging services are delivered through our Radiology Division (Alliance Radiology), oncology services through our Oncology Division (Alliance Oncology), and interventional and pain management services through our Interventional Division (Alliance Interventional). We are the nation’s largest provider of advanced diagnostic mobile imaging services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery (“SRS”) nationwide. As of March 31, 2017, we operated 617 diagnostic imaging, radiation therapy, and interventional radiology systems, including 103 fixed-site radiology centers across the country, and 35 radiation therapy centers and SRS facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,100 hospitals and healthcare partners in 46 states where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

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

We operate in three reportable business segments: Radiology, Oncology and Interventional. The following table summarizes our revenues by segment as a percentage of total revenue.

	Three Months Ended March 31,
	2017	2016
Segment revenue as a percentage of total revenue:
Radiology	68%	69%
Oncology	23%	22%
Interventional	9%	9%
Total	100%	100%

For additional information on reportable business segments, see Note 16 of “Notes to Condensed Consolidated Financial Statements.”

Our clients and partners contract with us to provide radiology, oncology and interventional services to:

•	take advantage of our extensive radiology, oncology and interventional service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional and oncology services;
•	eliminate the need to recruit, train and manage qualified technologists or therapists;
•	leverage our extensive physician marketing capabilities to grow market share;
•	access our full suite of ancillary services, such as scheduling and call center management, pre-authorization and billing to manage the service line;
•	mitigate capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•

leverage our platform to gain access to radiology, oncology, interventional and other services for their patients when the demand for these services may not justify the purchase of dedicated, full-time systems and infrastructure; and

•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Recent Developments

Pending Tahoe Merger Agreement

On April 10, 2017, we entered into an agreement and plan of merger with Tahoe Investment Group Co., Ltd. and certain of its subsidiaries under which the Purchaser Parties will acquire all of our outstanding common stock that is not beneficially owned by Tahoe or owned by us as treasury shares. See Note 1 and Note 17 of the “Notes to Condensed Consolidated Financial Statements” for additional details. A copy of the Merger Agreement is attached as Exhibit 2.1 to the Form 8-K filed by the Company on April 11, 2017.

Factors Affecting our Results of Operations

Pricing

Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert great control over patients’ access to our services and reimbursement rates for accessing those services.

Cost of revenues

The principal components of our cost of revenues include: compensation paid to technologists, therapists, drivers and other clinical staff; system maintenance costs; insurance; medical supplies; system transportation; team members’ travel costs; and professional costs related to the delivery of radiation therapy and professional radiology interpretation services. Because a majority of these expenses are fixed, increased revenues as a result of higher scan and treatment volumes per system significantly improves our margins, while lower scan and treatment volumes result in lower margins.

Selling, general and administrative expenses

The principal components of selling, general and administrative expenses are: sales and marketing costs, corporate overhead costs, provision for doubtful accounts and share-based payment.

Net income attributable to noncontrolling interest and Earnings from unconsolidated investees

We record net income attributable to noncontrolling interest and earnings from unconsolidated investees related to our consolidated and unconsolidated subsidiaries, respectively. These subsidiaries primarily provide shared-service and fixed-site diagnostic imaging, radiation therapy, and interventional services.

Third-party payer reimbursement rates and policies

Payments to us by third-party payers depend substantially upon each payer’s coverage, coding and reimbursement policies. Third-party payers may impose limits on coverage or reimbursement for diagnostic imaging services, including denying reimbursement for tests that do not follow recommended diagnostic procedures. In addition, we are subject to a variety of billing and coding requirements, including the implementation of the International Classification of Diseases, 10th Edition (“ICD-10”) on October 1, 2015. The adoption of ICD-10 could create claims processing issues for our clinics or our payers that could result in additional claims submission or payment delays or denials.

Critical Accounting Policies

Information with respect to our critical accounting policies which management believes could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Form 10-K. Management believes that there have been no significant changes during the three months ended March 31, 2017 in the our critical accounting policies from those disclosed in Part II, Item 7 of our 2016 Form 10-K.

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

Results of Operations

The following table shows our results of operations:

	Three Months Ended March 31,
	2017		2016
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue
Revenues	$129,936	100.0%	$123,725	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	75,049	57.8%	70,914	57.3%
Selling, general and administrative expenses	23,535	18.1%	25,265	20.4%
Transaction costs	162	0.1%	417	0.3%
Shareholder transaction costs	869	0.7%	1,009	0.8%
Severance and related costs	634	0.5%	1,716	1.4%
Depreciation expense	14,073	10.8%	13,048	10.5%
Amortization expense	3,275	2.5%	2,443	2.0%
Interest expense, net	8,700	6.7%	7,495	6.1%
Other income, net	(483)	(0.4)%	(787)	(0.6)%
Total costs and expenses	125,814	96.8%	121,520	98.2%
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	4,122	3.2%	2,205	1.8%
Income tax benefit	(3)	—	(945)	(0.8)%
Earnings from unconsolidated investees	(336)	(0.2)%	(252)	(0.2)%
Net income	4,461	3.4%	3,402	2.8%
Less: Net income attributable to noncontrolling interest	(5,075)	(3.9)%	(4,592)	(3.7)%
Net loss attributable to Alliance HealthCare Services, Inc.	$(614)	(0.5)%	$(1,190)	(0.9)%

The table below provides MRI statistical information:

	Three Months Ended March 31,
	2017	2016
MRI statistics:
Average number of total systems	284.9	270.1
Average number of scan-based systems	215.9	218.6
Scans per system per day (scan-based systems)	9.21	9.07
Total number of scan-based MRI scans	132,218	133,234
Revenue per scan	$311.94	$312.00
Scan-based revenue (in thousands)	$41,245	$41,568
Non-scan-based revenue (in thousands)	$8,210	$6,002

The table below provides PET/CT statistical information:

	Three Months Ended March 31,
	2017	2016
PET/CT statistics:
Average number of total systems	114.7	116.8
Average number of scan-based systems	108.1	107.9
Scans per system per day	5.58	5.50
Total number of PET/CT scans	35,264	34,597
Revenue per scan	$884.52	$881.32
Scan-based revenue (in thousands)	$31,191	$30,490
Non-scan-based revenue (in thousands)	$989	$1,176

The table below provides Oncology statistical information:

	Three Months Ended March 31,
	2017	2016
Oncology statistics:
Linac treatments	31,024	22,833
Stereotactic radiosurgery patients	743	893

The table below provides Interventional statistical information:

	Three Months Ended March 31,
	2017	2016
Interventional statistics:
Visits (1)	57,891	59,613
(1)

A visit represents a unique patient encounter on a given day at a pain management clinic or ASC. A patient may have multiple current procedural terminology codes/procedures on a given day, which is measured as one visit. Additionally, one patient may be counted for multiple visits for services performed on different days. Visits exclude ancillary services, such as lab, LCMS and anesthesia.

Following are the components of revenue:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue:
MRI revenue	$49,455	$47,570
PET/CT revenue	32,180	31,666
Other Radiology	6,177	6,403
Radiology	87,812	85,639
Oncology	30,033	26,062
Interventional	11,652	11,663
Corporate / Other	439	361
Total	$129,936	$123,725

	Three Months Ended March 31,
(in thousands)	2017	2016
Total fixed-site imaging center revenue	$26,625	$27,239

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue increased $6.2 million, or 5.0%, to $129.9 million during the three months ended March 31, 2017 compared to $123.7 million during the three months ended March 31, 2016 due to increases in Radiology and Oncology revenue of $2.2 million and $4.0 million, respectively.

Total Radiology revenue increased by $2.2 million, or 2.5%, to $87.8 million during the three months ended March 31, 2017 compared to $85.6 million during the three months ended March 31, 2016. MRI revenue increased $1.9 million, or 4.0%, to $49.5 million during the three months ended March 31, 2017 compared to $47.6 million during the three months ended March 31, 2016. Scan-based MRI revenue decreased $0.3 million, or 0.8%, during the three months ended March 31, 2017 to $41.2 million from $41.6 million during the three months ended March 31, 2016. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average number of scan-based systems in service, total number of scan-based MRI scans, and revenue per scan, partially offset by an increase in scans per system per day. The average number of scan-based systems in service decreased to 215.9 systems during the three months ended March 31, 2017 from 218.6 systems during the same period in the prior year. Total scan-based MRI scan volume decreased 0.8% to 132,218 scans during the three months ended March 31, 2017 from 133,234 scans during the three months ended March 31, 2016. The revenue per scan decreased from $312.00 during the three months ended March 31, 2016 to $311.94 during the three months ended March 31, 2017. Scans per scan-based system per day increased to 9.21 during the three months ended March 31, 2017 from 9.07 during the three months ended March 31, 2016. Non scan-based MRI revenue increased $2.2 million to $8.2 million during the three months ended March 31, 2017 over the same period in 2016. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $0.6 million, or 2.3%, to $26.6 million during the three months ended March 31, 2017 from $27.2 million during the three months ended March 31, 2016.

PET/CT revenue increased $0.5 million, or 1.6%, to $32.2 million during the three months ended March 31, 2017 compared to $31.7 million in the same period in 2016. This increase was primarily due to year-over-year increases in the average number of scan-based systems in service, scans per system per day, total number of PET/CT scans, and revenue per scan. The average number of scan-based PET/CT systems in service increased to 108.1 systems during the three months ended March 31, 2017 compared to 107.9 systems during the three months ended March 31, 2016. Scans per system per day increased to 5.58 during the three months ended March 31, 2017 from 5.50 during the three months ended March 31, 2016. The total volume of PET/CT scans of 1.9% from 34,597 scans during the three months ended March 31, 2016 to 35,264 scans during the three months ended March 31, 2017. The average revenue per PET/CT scan increased from $881.32 per scan during the three months ended March 31, 2016 to $884.52 per scan during the three months ended March 31, 2017.

Oncology revenue increased $4.0 million, or 15.2%, to $30.0 million during the three months ended March 31, 2017 compared to $26.1 million during the three months ended March 31, 2016, primarily due to a 35.9% increase in the number of Linac treatments performed, partially offset by a 16.8% decrease in the number of SRS patients treated during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interventional revenue was $11.7 million in each of the three months ended March 31, 2017 and 2016.

Corporate / Other revenue was $0.4 million in each of the three months ended March 31, 2017 and 2016.

Cost of revenues, excluding depreciation and amortization, increased $4.1 million, or 5.8%, to $75.0 million during the three months ended March 31, 2017 compared to $70.9 million during the three months ended March 31, 2016. The overall increase in cost of revenues was primarily due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016, as well as incremental radiology resources to support volume growth. The increase in cost of revenues is comprised of a $3.4 million increase in compensation and related employee expenses and a $0.7 million increase in maintenance and related costs. Cost of revenues, as a percentage of revenue, increased to 57.8% during the three months ended March 31, 2017 compared to 57.3% during the three months ended March 31, 2016.

Selling, general and administrative expenses decreased $1.7 million, or 6.8%, to $23.5 million during the three months ended March 31, 2017 compared to $25.3 million in the same period of 2016. The decrease to selling, general and administrative expenses was primarily due to a $1.5 million decrease in share-based compensation related to a change in control in connection with the Tahoe Transaction in March 2016. Further discussion of the Tahoe Transaction is disclosed in Note 3 of the “Notes to Condensed Consolidated Financial Statements.” Selling, general and administrative expenses as a percentage of revenue was 18.1% during the three months ended March 31, 2017 compared to 20.4% during the three months ended March 31, 2016.

Transaction costs decreased $0.3 million, or 61.2%, to $0.2 million during the three months ended March 31, 2017 compared to $0.4 million during the three months ended March 31, 2016. Transaction costs represent due diligence and other expenses incurred in connection with business acquisitions and partnership investments pursuant to ongoing strategic planning by management.

Shareholder transaction costs were $0.9 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. Shareholder transaction costs are a direct result of the Tahoe Transaction, whereby Tahoe and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Tahoe Transaction is disclosed in Note 3 of the “Notes to Condensed Consolidated Financial Statements.”

Severance and related costs decreased $1.1 million to $0.6 million during the three months ended March 31, 2017 compared to $1.7 million during the three months ended March 31, 2016. During the three months ended March 31, 2016, an executive officer departed from our Company, leading to higher expenses.

Depreciation expense increased $1.0 million, or 7.9%, to $14.1 million during the three months ended March 31, 2017 compared to $13.0 million during the three months ended March 31, 2016, due to the year-over-year increase in the number of units in our fleet along with our decision to upgrade units we currently own as an alternative to purchasing new equipment.

Amortization expense increased $0.8 million, or 34.1%, to $3.3 million during the three months ended March 31, 2017 compared to $2.4 million during the three months ended March 31, 2016 due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016.

Interest expense, net increased $1.2 million, or 16.1%, to $8.7 million during the three months ended March 31, 2017 compared to $7.5 million during the three months ended March 31, 2016 primarily due to an increase in deferred financing costs associated with the amendments to our credit facility, partially offset by a decrease in interest expense resulting from a decrease in borrowings under our senior secured credit agreement. Of the $1.2 million increase, $1.5 million resulted from the March 29, 2016 third amendment to our credit facility, which was executed in connection with the Tahoe Transaction. This expense was paid by the buyer and sellers involved in the Tahoe Transaction. We expect interest expense to increase in future periods due to higher deferred financing costs associated with amendments to our credit facility.

Other income, net decreased $0.3 million, or 38.6%, to $0.5 million during the three months ended March 31, 2017 compared to $0.8 million during the three months ended March 31, 2016 primarily due to a non-cash gain of $0.6 million recognized during the three months ended March 31, 2016 as a result of remeasuring the our contingent consideration liability related to our acquisition of The Pain Center of Arizona, partially offset by an increase in non-cash gain on sale of assets during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

During the three months ended March 31, 2017, income tax benefit was immaterial. During the three months ended March 31, 2016, income tax benefit was $0.9 million or 44.3% of pre-tax loss. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees were $0.3 million in each of the three months ended March 31, 2017 and 2016.

Net income attributable to noncontrolling interest increased $0.5 million, or 10.5%, to $5.1 million during the three months ended March 31, 2017 compared to $4.6 million during the three months ended March 31, 2016. The increase was mostly attributable to an increase in the year-over-year net income we derived from our joint venture partners.

Net loss attributable to Alliance HealthCare Services, Inc. was $0.6 million, or $0.06 per share on a diluted basis, during the three months ended March 31, 2017 compared to $1.2 million, or $0.11 per share on a diluted basis, during the three months ended March 31, 2016.

Adjusted EBITDA

Total Adjusted EBITDA is not a measure of financial performance under GAAP. We believe that, in addition to GAAP metrics, this non-GAAP metric is a useful measure for investors for a variety of reasons. Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology, oncology and interventional businesses are performing and are being managed.

Our definition of Adjusted EBITDA is consistent with the definition pursuant to our Credit Agreement and represents net loss before: income tax benefit; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; net income attributable to noncontrolling interest; restructuring charges; transaction costs; shareholder transaction costs; legal matters expense, net; changes in fair value of contingent consideration related to acquisitions; and other non-cash (benefits) charges, net, which include gain on sale of assets, net. The components used to reconcile net loss to Adjusted EBITDA are consistent with our historical presentation of Adjusted EBITDA.

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

Total Adjusted EBITDA increased 7.9% to $32.8 million during the three months ended March 31, 2017 compared to $30.4 million during the three months ended March 31, 2016. The changes in Adjusted EBITDA by segment are shown below. The overall increase was primarily driven by increases in Radiology and Oncology Adjusted EBITDA, partially offset by decreases in Interventional and Corporate / Other. Radiology Adjusted EBITDA increased due to strong customer retention and continued same-store growth in volume. Oncology Adjusted EBITDA increased due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016. The decrease in Interventional Adjusted EBITDA was primarily due to pressure on volume in our pain management clinics and a decrease in our laboratory business, as well as a change in our mix of services. Corporate / Other Adjusted EBITDA decreased due to increased spend related to our efforts to expand our business into China, temporary upfront costs in connection with the upcoming relocation of our headquarter facilities, increases in auditor fees, changes in the 2016 long-term incentive structure executed in connection with the March 29, 2016 Tahoe Transaction, and asset gains which are included in our Radiology segment beginning in the current period.

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Adjusted EBITDA:
Radiology	$29,205	$26,443	$2,762	10.4%
Oncology	13,808	12,157	1,651	13.6%
Interventional	1,055	1,255	(200)	(15.9)%
Corporate / Other	(11,310)	(9,483)	(1,827)	19.3%
Total	$32,758	$30,372	$2,386	7.9%

The reconciliation of net loss to Adjusted EBITDA is shown below:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss attributable to Alliance HealthCare Services, Inc.	$(614)	$(1,190)
Income tax benefit	(3)	(945)
Interest expense, net	8,700	7,495
Depreciation expense	14,073	13,048
Amortization expense	3,275	2,443
Share-based payment (included in “Selling, general and administrative expenses”)	381	1,865
Severance and related costs	634	1,716
Net income attributable to noncontrolling interest	5,075	4,592
Restructuring charges	215	231
Transaction costs	162	417
Shareholder transaction costs	869	1,009
Legal matters expense, net (included in “Selling, general and administrative expenses”)	—	155
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	—	(600)
Other non-cash (benefits) charges, net (included in “Other income, net”)	(9)	136
Adjusted EBITDA	$32,758	$30,372

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $19.9 million and $22.7 million of cash flow from operating activities in the three months ended March 31, 2017 and 2016, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, interventional services and other revenues. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts increased by $0.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience at 53 days as of March 31, 2017 and 55 days at December 31, 2016. We believe our number of days of revenue outstanding is comparable to other radiology and oncology providers. As of March 31, 2017, we had $29.2 million of available borrowings under our revolving loan facility, net of $16.5 million outstanding on the revolving loan facility and $4.3 million outstanding in letters of credit.

We used cash of $7.2 million and $22.4 million for investing activities in the three months ended March 31, 2017 and 2016, respectively. Investing activities during the first three months of 2017 included $0.8 million in cash used for equipment purchases and $6.4 million in cash used for deposits on equipment.

Capital expenditures totaled $0.8 million and $17.7 million during the three months ended March 31, 2017 and 2016, respectively. We upgraded various imaging equipment and traded-in or sold a total of 6 systems during the three months ended March 31, 2017. We expect to purchase additional systems in the remainder of 2017 and finance substantially all of these purchases with our available cash, cash from operating activities and financing and equipment leases.

Net cash used in financing activities for the three months ended March 31, 2017 of $13.4 million was primarily due to principal payments on equipment debt and capital lease obligations of $4.1 million, principal payments on revolving loan facility of $9.0 million, principal payments on term loan facility of $1.3 million, and distributions to noncontrolling interest in subsidiaries of $5.6 million, partially offset by our proceeds from equipment debt and revolving loan facility of $2.5 million and $4.0 million, respectively.

We had cash and cash equivalents of $21.5 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively. Available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. At March 31, 2017 and December 31, 2016, we had $17.7 million and $15.4 million, respectively, in our accounts with third-party financial institutions that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt and other contracts. As of March 31, 2017, we are in compliance with all covenants contained in our senior secured credit agreement.

Credit Facility

On June 3, 2013, we replaced our existing credit facility with a new senior secured credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement consists of (i) a $340.0 million, six-year term loan facility, (ii) a $50.0 million, five-year revolving loan facility, including a $20.0 million sublimit for letters of credit, (iii) uncommitted incremental loan facilities of $100.0 million of revolving or term loans, plus an additional amount if our pro forma leverage ratio is less than or equal to 3.25, subject to receipt of lender commitments and satisfaction of specified conditions, and (iv) a $80.0 million delayed draw term loan facility, which was drawn within thirty days of June 3, 2013 and used for the redemption of our 8% Senior Notes due 2016 (the “Notes”). The delayed draw term loan facility converted into, and matched the terms of, the $340.0 million term loan facility.

On October 11, 2013, we entered into an amendment to the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, we raised $70.0 million in incremental term loan commitments to repurchase the remaining Notes. We used the proceeds from the incremental term loan commitments, borrowings under our revolving loan facility and cash on hand to complete the redemption of all our outstanding Notes on December 4, 2013.

On June 19, 2015, we entered into a second amendment to the Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, we raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under our revolving loan facility, to pay fees and expenses related to the Second Amendment, and for general corporate purposes. The incremental term loans under the Second Amendment were funded at 99.5% of principal amount. Upon funding, the incremental term loans were converted to match all the terms of existing term loans.

On March 29, 2016, we entered into a third amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment, (i) the defined term “Investors” was amended to include THAIHOT Investment Company Limited, so that the sale by the Selling Stockholders would not be deemed to constitute a change of control and (ii) the soft call provision was reinstated to commence on the date the Third Amendment is effective and end the date that is twelve months after such commencement.

Under the soft call provision, which expired on March 29, 2017, if we made a voluntary prepayment of any term loan or prepaid, refinanced, substituted or replaced any term loan, and such action resulted in a reduction in the effective interest cost or weighted average yield of the term loan, then we should pay to the administrative agent, for the ratable account of each of the lenders holding term loans, a prepayment premium equal to 1.0% of the aggregate principal amount of the term loans so prepaid, refinanced, substituted or replaced.

In connection with the Third Amendment, we paid fees totaling $25.0 million, which were capitalized and amortized using the effective interest method as interest expense over the term of the Credit Agreement. These fees were paid by both the buyer and sellers in the Tahoe Transaction.

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

We are required to make quarterly amortization payments on the term loan of $1.3 million. We are also required to make mandatory prepayments of term loans under the Credit Agreement, subject to specified exceptions, from excess cash flow (as defined in the Credit Agreement), and with the proceeds of asset sales, debt issuances and specified other events.

Our obligations under the Credit Agreement are guaranteed by substantially all our direct and indirect domestic subsidiaries. Our obligations under the Credit Agreement and our guarantees are secured by a lien on substantially all of our tangible and intangible property, and by a pledge of all of our shares of stock and limited liability company interests of our direct and indirect domestic subsidiaries, of which we now own or later acquire more than a 50% interest, subject to limited exceptions.

In addition to other covenants, the Credit Agreement places limits on our ability, including our subsidiaries, to declare dividends or redeem or repurchase capital stock; prepay, redeem or purchase debt; incur liens and engage in sale-leaseback transactions; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material agreements; engage in mergers, acquisitions and asset sales; transact with affiliates and alter the business we and our subsidiaries conduct.

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At March 31, 2017, the Credit Agreement required a maximum leverage ratio of not more than 4.30 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement. As of March 31, 2017, we were in compliance with the covenants for the Credit Agreement. Our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 4.00 to 1.00 as of March 31, 2017. As of March 31, 2017, there was $496.4 million outstanding under the term loan facility and $16.5 million in borrowings under the revolving loan facility.

Equipment Debt

Certain of our equipment debt obligations are subject to covenants with which we must comply on a quarterly or annual basis. An amendment to the financing agreement with Bank of the West (“BOW”) was executed on April 28, 2017, retroactive to March 31, 2017, that modified certain financial covenants. Based on such amendment, we were in compliance with all covenants as of March 31, 2017.

Interest Rate Swaps

We entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of our variable rate bank debt (Note 9 of the “Notes to Condensed Consolidated Financial Statements”). At March 31, 2017, we had interest rate swap agreements to hedge approximately $14.1 million of variable rate bank debt, or 2.5% of total debt. The amount we expect to reclassify from accumulated other comprehensive income to interest expense, net over the next twelve months is immaterial.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please refer to Note 2 of the “Notes to Condensed Consolidated Financial Statements.”

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

In some cases you can identify these statements by forward-looking words, such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “seek,” “intend” and “continue” or similar words. Forward-looking statements may also use different phrases. Forward-looking statements address, among other things, our future expectations, projections of our future results of operations or of our financial condition and other forward-looking information and include statements related to our improvement plan, including our efforts to grow the Radiology, Oncology, and Interventional Divisions, and expected annualized savings.

Statements regarding the following subjects, among others, are forward-looking by their nature:

(a) future legislation and other healthcare regulatory reform actions, and the effect of that legislation and other regulatory    actions on our business;

(b) our expectations with respect to future radiology services and oncology and interventional volumes and revenues;

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

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or that we do not fully control that cause actual results to differ materially from those expressed or implied by our forward-looking statements, including:

•	our ability to service our debt;
•	factors affecting our leverage, including interest rates;
•	the risk that the counterparties to our interest rate swap agreements fail to satisfy their obligations under those agreements;
•	our ability to obtain financing;
•	the effect of operating and financial restrictions in our debt instruments;
•	the accuracy of our estimates regarding our capital requirements;
•	intense levels of competition in our industry;
•	changes in the rates or methods of third-party reimbursements for radiology, oncology and interventional services;
•	fluctuations or unpredictability of our revenues, including as a result of seasonality;
•	our ability to keep pace with technological developments within our industry;
•	the growth or decline in the market for radiology, oncology or interventional and other services;
•	the disruptive effect of natural disasters, including weather;
•	adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit and equity markets;
•	our ability to successfully integrate acquisitions;
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and
•	the nature, timing and amount of any restatement.

Further information about factors that could materially affect us, including our results of operations and financial condition, is contained under “Risk Factors” in Item 1A in our 2016 Form 10-K. Except as required by law, we undertake no obligation to revise or update any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information provided in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in the 2016 Form 10-K.

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

For a description of our legal proceedings, please refer to Part I, Item 1, Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, a description of risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). The Risk Factors are hereby incorporated in Part II, Item 1A of this quarterly report on Form 10-Q. There have been no material changes in our risk factors from those disclosed in the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

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

ALLIANCE HEALTHCARE SERVICES, INC.

May 9, 2017	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

May 9, 2017	By:	/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund
Executive Vice President and Chief Financial Officer (Principal Financial Officer)