Form 10-Q
period 2017-06-30
Alliance HealthCare Services, Inc
filed 2017-08-03
CIK 817135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

Commission File Number: 001-16609

ALLIANCE HEALTHCARE SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0239910
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

18201 Von Karman Avenue

Suite 600

Irvine, California 92612

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 24, 2017, there were 10,831,300 shares of common stock outstanding.

ALLIANCE HEALTHCARE SERVICES, INC.

FORM 10-Q

June 30, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,653	$22,241
Accounts receivable, net of allowance for doubtful accounts of $4,022 in 2017 and $4,008 in 2016	80,922	77,496
Prepaid expenses	8,823	9,568
Other current assets	4,456	3,853
Total current assets	116,854	113,158
Plant, property and equipment, net	205,058	204,814
Goodwill	120,773	119,130
Other intangible assets, net	193,060	198,977
Other assets	18,006	23,785
Total assets	$653,751	$659,864
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,681	$28,185
Accrued compensation and related expenses	20,247	24,895
Accrued interest payable	3,316	3,308
Current portion of long-term debt	33,270	17,298
Current portion of obligations under capital leases	4,125	3,354
Other accrued liabilities	34,681	29,323
Total current liabilities	117,320	106,363
Long-term debt, net of current portion	490,668	515,407
Obligations under capital leases, net of current portion	13,941	12,686
Deferred income taxes	27,966	25,818
Other liabilities	12,800	9,093
Total liabilities	662,695	669,367
Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 10,989,273 and 10,970,937 issued in 2017 and 2016, respectively; 10,831,300 and 10,812,964 outstanding in 2017 and 2016, respectively	110	110
Treasury stock, at cost - 157,973 shares in 2017 and 2016	(3,138)	(3,138)
Additional paid-in capital	61,963	61,353
Accumulated comprehensive income	33	10
Accumulated deficit	(198,825)	(197,900)
Total stockholders’ deficit attributable to Alliance HealthCare Services, Inc.	(139,857)	(139,565)
Noncontrolling interest	130,913	130,062
Total stockholders’ deficit	(8,944)	(9,503)
Total liabilities and stockholders’ deficit	$653,751	$659,864

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$137,261	$125,317	$267,197	$249,041
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	78,154	69,939	153,203	140,853
Selling, general and administrative expenses	22,003	23,175	45,538	48,440
Transaction costs	152	431	314	848
Shareholder transaction costs	2,523	1,498	3,392	2,507
Severance and related costs	389	708	1,023	2,424
Impairment charges	1,085	—	1,085	—
Depreciation expense	13,783	13,730	27,856	26,778
Amortization expense	3,274	2,494	6,549	4,937
Interest expense, net	8,937	8,872	17,637	16,367
Other income, net	(394)	(3,546)	(877)	(4,334)
Total costs and expenses	129,906	117,301	255,720	238,820
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	7,355	8,016	11,477	10,221
Income tax expense	2,379	2,221	2,376	1,275
Earnings from unconsolidated investees	(367)	(393)	(703)	(645)
Net income	5,343	6,188	9,804	9,591
Less: Net income attributable to noncontrolling interest	(5,654)	(3,729)	(10,729)	(8,322)
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(311)	$2,459	$(925)	$1,269

Comprehensive (loss) income, net of taxes:
Net income	$5,343	$6,188	$9,804	$9,591
Unrealized (loss) gain on hedging transactions, net of taxes of $0, $0, $0 and $0	(19)	84	(6)	46
Reclassification adjustment for losses realized and included in net loss, net of taxes of $0, $0, $0 and $0	10	—	29	—
Total comprehensive income, net of taxes	5,334	6,272	9,827	9,637
Comprehensive income attributable to noncontrolling interest	(5,654)	(3,729)	(10,729)	(8,322)
Comprehensive (loss) income attributable to Alliance HealthCare Services, Inc.	$(320)	$2,543	$(902)	$1,315

(Loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.03)	$0.23	$(0.08)	$0.12
Diluted	$(0.03)	$0.23	$(0.08)	$0.12
Weighted average number of shares of common stock and common stock equivalents:
Basic	10,989	10,882	10,981	10,771
Diluted	10,989	10,893	10,981	10,796

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$9,804	$9,591
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,167	1,356
Share-based payment	684	1,780
Depreciation and amortization	34,405	31,715
Amortization of deferred financing costs	4,924	3,312
Accretion of discount on long-term debt	263	254
Adjustment of derivatives to fair value	(11)	(45)
Distributions from unconsolidated investees	523	752
Earnings from unconsolidated investees	(703)	(645)
Deferred income taxes	2,148	940
Gain on sale of assets, net	(664)	(169)
Impairment charges	1,085	—
Changes in fair value of contingent consideration related to acquisitions	150	(3,640)
Excess tax benefit from share-based payment arrangements	—	436
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,054)	(1,389)
Prepaid expenses	851	(119)
Other current assets	(227)	674
Other assets	68	4,240
Accounts payable	(4,583)	2,578
Accrued compensation and related expenses	(4,708)	2,820
Accrued interest payable	8	(70)
Income taxes payable	50	(36)
Other accrued liabilities	8,281	3,614
Net cash provided by operating activities	49,461	57,949
Investing activities:
Equipment purchases	(11,205)	(33,975)
Increase in deposits on equipment	(8,004)	(13,847)
Acquisitions, net of cash received	(2,022)	(6,659)
Proceeds from sale of assets	971	370
Net cash used in investing activities	(20,260)	(54,111)
Financing activities:
Principal payments on equipment debt and capital lease obligations	(8,141)	(8,035)
Proceeds from equipment debt	2,154	4,809
Principal payments on term loan facility	(2,600)	(2,600)
Principal payments on revolving loan facility	(20,000)	(24,000)
Proceeds from revolving loan facility	13,500	21,000
Principal payment on note payable	(2,954)	—
Payments of debt issuance costs and deferred financing costs	(288)	(25,059)
Distributions to noncontrolling interest in subsidiaries	(11,351)	(11,703)
Contributions from noncontrolling interest in subsidiaries	985	—
Payments for employee share-based compensation payroll taxes	(74)	—
Excess tax benefit from share-based payment arrangements	—	(436)
Issuance of common stock	—	1
Proceeds from exercise of stock options	—	614
Settlement of contingent consideration related to acquisitions	(20)	(810)
Proceeds from shareholder transaction	—	28,630
Net cash used in financing activities	(28,789)	(17,589)
Net increase (decrease) in cash and cash equivalents	412	(13,751)
Cash and cash equivalents, beginning of period	22,241	38,070
Cash and cash equivalents, end of period	$22,653	$24,319

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$12,561	$12,957
Income taxes paid (refunded), net	47	(92)
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations related to the purchase of equipment	3,442	1,499
Changes in equipment purchases in accounts payable and accrued equipment	(1,446)	352
Note payable assumed in connection with acquisition	2,954	—
Noncontrolling interest assumed in connection with acquisitions	488	2,948
Fair value of contingent consideration related to acquisitions	—	420

See accompanying notes.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

1. Basis of Presentation, Principles of Consolidation, and Use of Estimates

Basis of Presentation The accompanying condensed consolidated financial statements have been prepared by Alliance HealthCare Services, Inc. (the “Company” or “Alliance”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2016.

For a complete summary of the Company’s significant accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” in Part IV, Item 15 of the Company’s 2016 Form 10-K, filed with the SEC on March 10, 2017. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

Pending Transaction On April 10, 2017, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Tahoe Investment Group Co., Ltd., an entity organized under the laws of the People’s Republic of China (“Tahoe”), THAIHOT Investment Company Limited, an exempted company incorporated under the laws of the Cayman Islands and indirect wholly-owned subsidiary of Tahoe (“THAIHOT”), THAIHOT Investment Company US Limited, a Delaware corporation and indirect wholly-owned subsidiary of Tahoe (“Parent”) and Alliance Healthcare Services Merger Sub Limited, a Delaware corporation and wholly-owned subsidiary of Parent (“Sub” and together with Tahoe, THAIHOT and Parent, the “Purchaser Parties”) providing for the merger of Sub with and into Alliance (the “Merger”), with Alliance surviving the Merger as a wholly-owned subsidiary of Parent. Under the Merger Agreement, the Purchaser Parties will acquire all of the Company’s outstanding common stock that is not beneficially owned by the Purchaser Parties or owned by the Company as treasury shares for $13.25 per share. The Merger is subject to approval by Alliance’s stockholders, including a non-waiveable condition requiring approval by the holders of a majority of the outstanding shares of Alliance common stock that are not beneficially owned by the Purchaser Parties or certain senior executive officers of the Company, as well as certain other customary closing conditions. The Company’s board of directors, acting on the unanimous recommendation of a special committee, comprised solely of independent and disinterested directors of the Company who are not affiliated with Tahoe or management of the Company (the “Special Committee”), approved the Merger Agreement and the transactions contemplated by the Merger Agreement and resolved to recommend that the Company’s stockholders adopt the Merger Agreement and the transactions contemplated by the Merger Agreement. The Special Committee exclusively negotiated the terms of the Merger Agreement with Tahoe, with the assistance of independent financial and legal advisors. The Company will hold a meeting of stockholders for the purpose of voting on the adoption of the Merger Agreement on August 15, 2017. If completed, the Merger will result in the Company becoming a privately-held company and Alliance’s common stock would no longer be listed on the NASDAQ.

At the effective time of the Merger, each issued and outstanding share of common stock, other than shares owned by Alliance as treasury stock, shares beneficially owned by the Purchaser Parties, and shares owned by holders of common stock who shall neither have voted in favor of the Merger nor consented thereto in writing and who shall have properly and validly perfected, and not effectively withdrawn or lost, their statutory appraisal rights under Delaware law (such shares of common stock “dissenting shares”), will be converted into the right to receive $13.25 in cash per share, without interest and subject to any withholding taxes (the “Merger Consideration”). Under the terms of the Merger Agreement, each in-the-money stock option, whether or not exercisable or vested, will be converted into the right to receive the excess of the Merger Consideration over the option exercise price. Restricted stock units (“RSUs”) that are not subject to accelerated vesting in accordance with their terms will be converted into the right to receive restricted cash awards equal to the Merger Consideration multiplied by the number of shares underlying the RSUs and shall continue to be subject to the same vesting and payment conditions and schedules applicable to such RSUs. The Purchaser Parties have informed Alliance that they intend to fund the payment of the aggregate Merger Consideration from cash on hand. The Merger is not subject to a financing condition.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

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

2. Recent Accounting Pronouncements

Revenue Recognition In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify and converge the revenue recognition principles under GAAP and International Financial Reporting Standards and to develop guidance that would streamline and enhance revenue recognition requirements while also providing a more robust framework for addressing revenue issues. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Key provisions of the ASU involve a 5-step model specific to recognizing revenue derived from customer contracts. In addition, ASU 2014-09 provides implementation guidance on several other important topics, including the accounting for certain revenue-related costs. The Company will be required to capitalize costs to acquire new contracts, whereas currently, the Company expenses those costs as incurred. In August 2015, the FASB issued an amendment to provide a one-year deferral of the effective date to annual reporting periods beginning on or after December 15, 2017 for publicly traded business entities. Early adoption of the standard for annual reporting periods beginning on or after December 15, 2016 is permitted. As a publicly traded business entity, ASU 2014-09 will be effective for the Company beginning on January 1, 2018. The Company is currently working through an adoption plan, including identifying its revenue streams and completing a preliminary analysis of how it currently accounts for revenue transactions compared to the revenue accounting required under the new standard. The Company intends to complete its adoption plan in 2017. This plan will include a review of transactions supporting each revenue stream to determine the impact of accounting treatment under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” and the completion of a rollout plan for implementation of the new standard with affected functions in its organization. Because of the nature of the work that remains, at this time the Company is unable to reasonably estimate the impact of adoption on its consolidated financial statements.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

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

Share-based Payments In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for publicly traded business entities for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted ASU 2016-09 on January 1, 2017. As required by the standard, $0.2 million of tax deficiencies recognized on stock-based compensation expense were reflected in the Company’s condensed consolidated statements of operations and comprehensive income (loss) as a component of “Income tax expense” rather than “Additional paid-in capital” on a prospective basis during the six months ended June 30, 2017. At January 1, 2017, the Company had no previously unrecognized excess tax benefits, the cumulative effect of which would be required by the standard to be recorded as an adjustment to accumulated deficit. The Company also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense were classified as operating activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2017. Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, the Company did not elect an accounting policy change to record forfeitures as they occur and thus continues to estimate forfeitures at each period.

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instruments settlement, contingent consideration payments made after a business combination, insurance claims settlement and corporate-owned life insurance settlement, distributions from equity method investments and beneficial interests in securitization transactions. This guidance is effective for publicly traded business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 will be effective for the Company beginning on January 1, 2018. The Company is assessing the impact, if any, that the adoption of ASU 2016-15 may have on its consolidated financial statements.

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

June 30, 2017

(Unaudited)

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

Accounting Changes and Error Corrections In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The new guidance is intended to provide clarity in relation to the disclosure of the impact that ASU 2014-09 and ASU 2016-02 will have on the Company’s financial statements when adopted. The effective date for this guidance is the same as the effective dates for ASU 2014-09 and ASU 2016-02. The Company is currently evaluating the effect that the adoption of ASU 2017-03 will have on its consolidated financial statements.

Intangibles – Goodwill and Other In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test and instead requires an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. The amendments in ASU 2017-04 are effective for public business entities for annual or interim goodwill impairment tests in annual periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early-adopted ASU 2017-04 on a prospective basis during the six months ended June 30, 2017. The adoption did not have any impact on the Company’s consolidated financial statements.

Share-based Payments – Modification Accounting In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting,” which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The amendments in ASU 2017-09 are effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted. ASU 2017-09 will be effective for the Company beginning on January 1, 2018. The Company’s adoption of ASU 2017-09 will not have a material impact on its consolidated financial statements.

3. Acquisitions and Transactions

Tahoe Transaction

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and MTS Health Investors, LLC (“MTS”), and Larry C. Buckelew (together, the “Selling Stockholders”) for approximately $102.5 million, or $18.50 per share (the “Tahoe Transaction”). In connection with the Tahoe Transaction, Tahoe and the Selling Stockholders agreed to bear a specified portion of the following Company expenses related to the Tahoe Transaction: (i) 100% of the fees and expenses incurred by the Company in connection with the amendment or waiver of its credit agreement, and (ii) all reasonable and documented fees and expenses incurred by the Company in connection with the Tahoe Transaction in excess of $1.0 million. In addition, following approval of an authorized special committee of the board of directors, Tahoe funded a new management incentive arrangement which involved the issuance of $1.5 million in cash-based awards to the Company’s management. The expenses associated with the cash-based awards were recognized by the Company over the required service period of the awards. The Company received reimbursements of $15.3 million, which were net of taxes of $0.2 million, prior to the Tahoe Transaction close from the Selling Stockholders. These reimbursements were accounted for as capital contributions from the Selling Stockholders. The Company accounted for reimbursements of $13.5 million received subsequent to the Tahoe Transaction close from Tahoe as capital contributions. Costs that are a direct result of the Tahoe Transaction are included in “Shareholder transaction costs” in the Company’s consolidated statements of operations and comprehensive income (loss).

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

The Tahoe Transaction closed on March 29, 2016. Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 51% of the Company’s outstanding shares of common stock as of June 30, 2017. The Company has not agreed to pay any management fees to Tahoe for any financial advisory services provided to the Company.

On April 10, 2017, the Company entered into a Merger Agreement with Tahoe, pursuant to which Tahoe will acquire all of the Company’s outstanding common stock that is not beneficially owned by Tahoe or owned by the Company as treasury shares. See Note 1 for details.

Pro Forma Impact of Acquisition

The following table provides pro forma revenues and results of operations as if the May 2016 acquisition of American Health Centers, Inc. had occurred at the beginning of the year prior to its acquisition date. The pro forma results were prepared from financial information obtained from the seller of the businesses, as well as information obtained during the due diligence process associated with the acquisition. The pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense resulting from the stepped-up basis to fair value of assets acquired and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include any anticipated synergies related to combining the businesses. Accordingly, such pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the beginning of the respective periods or of results that may occur in the future.

(in thousands, except per share amounts)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$125,496	$249,856
Net income attributable to Alliance HealthCare Services, Inc.	2,533	1,612
Basic earnings per share	0.23	0.15
Diluted earnings per share	0.23	0.15

Restructuring Plan

From time to time, the Company’s management implements individually immaterial restructuring plans, including the closure or consolidation of certain sites as a result of the loss of certain customers. The impact of the charges resulting from restructuring plans are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenues, excluding depreciation and amortization	$468	$553	$545	$753
Selling, general and administrative expenses	74	567	93	598
Other expense, net	—	—	119	—
Total restructuring charges	$542	$1,120	$757	$1,351

The restructuring plans, under which costs were incurred during the three and six months ended June 30, 2017 and 2016, were adopted at varying times, beginning in 2009, and are expected to be completed by the first quarter of 2021.

4. Share-Based Payment

Stock Option Plans and Awards

In November 1999, the Company adopted an employee stock option plan (as amended and restated, the “1999 Equity Plan”) pursuant to which options and awards with respect to a total of 3,005,000 shares have become available for grant. As of June 30, 2017, a total of 995,439 shares remained available for grant under the 1999 Equity Plan.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

The following weighted average assumptions were used in the estimated grant date fair value calculations for stock option awards:

Six Months Ended June 30,
2016
Risk free interest rate	1.53%
Expected dividend yield	—%
Expected stock price volatility	66.5%
Average expected life (in years)	6.0
Weighted average fair value on grant date	$4.32

The following table summarizes the Company’s stock option activity:

(dollars in thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2016	650,969	$18.51
Canceled/forfeited	(43,980)	33.04
Outstanding at June 30, 2017	606,989	$17.46	6.2	$2,067
Vested and expected to vest in the future at June 30, 2017	581,911	$17.90	6.1	$1,914
Vested and exercisable at June 30, 2017	485,752	$20.02	5.5	$1,326

(1)	Represents the difference between the exercise price and the value of the Company’s stock at fiscal quarter-end.

The following table summarizes the Company’s unvested stock option activity:

(dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)	Total Fair Value
Unvested at December 31, 2016	187,804	$4.33
Vested	(62,303)	4.33			$270
Forfeited	(4,264)	4.18
Unvested at June 30, 2017	121,237	$4.33	$358	1.7

Stock Awards

The 1999 Equity Plan permits the award of restricted stock, RSUs, stock bonus awards and performance-based stock awards (collectively referred to as “stock awards”).

The following table summarizes the Company’s RSU activity:

(dollars in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value	Aggregate Unrecognized Compensation	Weighted Average Period Over Which Expected to be Recognized (in years)
Unvested at December 31, 2016	167,853	$8.37
Vested	(25,690)	6.93
Forfeited	(2,573)	6.93
Unvested at June 30, 2017	139,590	$8.66	$668	0.9

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

Share-based Compensation Expense

The following table summarizes pre-tax share-based compensation expense included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Share-based compensation expense	$303	$379	$684	$2,243	(1)

(1)

Decrease in share-based compensation expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to additional expense recognized related to a change in control in connection with the Tahoe Transaction in March 2016 (see Note 3). This includes cash paid of $463 related to market performance RSUs, granted to executive management, which vested upon a change in control of the Company under the terms of the RSU award agreement.

5. Fair Value of Financial Instruments

Instruments Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of June 30, 2017				Fair Value as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Financial assets:
Interest rate contracts - asset position	$52	$—	$52	$—	$55	$—	$55	$—
Total financial assets	$52	$—	$52	$—	$55	$—	$55	$—
Financial liabilities:
Contingent consideration related to acquisitions	$685	$—	$—	$685	$555	$—	$—	$555
Mandatorily redeemable noncontrolling interest	2,386	—	—	2,386	2,386	—	—	2,386
Interest rate contracts - liability position	15	—	15	—	53	—	53	—
Total financial liabilities	$3,086	$—	$15	$3,071	$2,994	$—	$53	$2,941

The Company’s derivative instruments are primarily pay-fixed, receive-variable interest rate swaps based on the London interbank offered rate (“LIBOR”) swap rate. The Company has elected to use the income approach to value these derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for interest rate swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates at commonly quoted intervals and implied volatilities for options). According to ASC 820, “Fair Value Measurement,” the fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness and the Company’s creditworthiness have also been factored into the fair value measurement of the derivative instruments. For additional information see Note 10.

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

Changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2017 were as follows:

(in thousands)	Contingent consideration related to acquisitions	Mandatorily redeemable noncontrolling interest
Balance at December 31, 2016	$555	$2,386
Fair value adjustment(1)	150	—
Settlement	(20)	—
Balance at June 30, 2017	$685	$2,386

(1)

Adjustments to the estimated fair value of the contingent consideration are related to the actual versus expected performance of acquisitions and are included in “Other income, net” in the Company’s consolidated statements of operations and comprehensive income (loss).

During the three and six months ended June 30, 2017, none of the Company’s financial instruments were transferred from one level to another.

Instruments Not Recorded at Fair Value on a Recurring Basis

The following table summarizes the fair values and book values of the Company’s long-term debt:

	June 30, 2017		December 31, 2016
(in thousands)	Fair Value	Book Value	Fair Value	Book Value
Variable-rate debt	$524,059	$524,059	$526,475	$533,939
Fixed-rate debt	39,872	37,810	41,572	39,308
	$563,931	$561,869	$568,047	$573,247

The fair value of long-term debt is estimated using Level 2 inputs based on quoted market prices or pricing models using current market rates.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The Company also measures the fair value of certain assets on a non-recurring basis (utilizing Level 3 inputs), generally on an annual basis, in connection with acquisitions, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, long-lived assets and investments in unconsolidated investees. See Note 7 for a discussion of the Company’s annual impairment test for goodwill and indefinite-lived intangible assets.

6. Impairment Charges

During the six months ended June 30, 2017, the Company reassessed its plans for the use of purchased software and determined it would not be able to utilize certain capabilities as planned. Accordingly, the Company recorded a non-cash charge to write down the asset by $0.9 million in its Radiology Division.

During the six months ended June 30, 2017, the Company closed a site location and, as a result, recorded a non-cash charge to write off $0.2 million of the remaining value of the physicians’ referral network associated with that center in its Radiology Division.

There were no impairment charges during the six months ended June 30, 2016.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Interventional	Total
Balance at December 31, 2016	$45,157	$42,320	$31,653	$119,130
Goodwill acquired during the period(1)	—	1,643	—	1,643
Adjustments to goodwill during the period	—	—	—	—
Balance at June 30, 2017	$45,157	$43,963	$31,653	$120,773
Gross goodwill	$199,499	$63,865	$31,653	$295,017
Accumulated impairment charges	(154,342)	(19,902)	—	(174,244)
Balance at June 30, 2017	$45,157	$43,963	$31,653	$120,773
(1)	The Company recorded goodwill related to an immaterial acquisition that occurred during the period.

Intangible assets consisted of the following:

	Weighted Average	June 30, 2017			December 31, 2016
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	16	$230,208	$(107,117)	$123,091	$230,323	$(101,240)	$129,083
Other	18	41,820	(22,816)	19,004	41,820	(22,141)	19,679
Total finite-lived intangible assets	16	$272,028	$(129,933)	$142,095	$272,143	$(123,381)	$148,762
Indefinite-lived intangible assets				50,965			50,215
Total other intangible assets				$193,060			$198,977

In 2017, the Company intends to perform its annual impairment test for goodwill and indefinite-lived intangible assets in the fourth quarter, absent other events occurring or changes in circumstances that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Based on financial information as of June 30, 2017, impairment testing was not required during the six months then ended.

Amortization expense for finite-lived intangible assets is reported as “Amortization expense” in the consolidated statements of operations and comprehensive income (loss). As of June 30, 2017, estimated future amortization expense for each of the fiscal years ending December 31, is presented below:

(in thousands)
Remainder of 2017	$6,594
2018	12,662
2019	12,173
2020	11,683
2021	10,774
Thereafter	88,209
$142,095

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

8. Supplemental Balance Sheet Information

Plant, property and equipment, net as of June 30, 2017 are as follows:

		Accumulated	Net Carrying
(in thousands)	Cost	Depreciation	Amount
Furniture and fixtures	$4,084	$(3,172)	$912
Office equipment	82,808	(57,000)	25,808
Transportation and service equipment	15,681	(4,936)	10,745
Major equipment	767,219	(615,245)	151,974
Tenant improvements	43,627	(28,264)	15,363
Buildings and land	340	(84)	256
Total	$913,759	$(708,701)	$205,058

Plant, property and equipment, net as of December 31, 2016 are as follows:

		Accumulated	Net Carrying
(in thousands)	Cost	Depreciation	Amount
Furniture and fixtures	$4,905	$(4,231)	$674
Office equipment	80,384	(57,295)	23,089
Transportation and service equipment	16,140	(4,291)	11,849
Major equipment	794,153	(639,452)	154,701
Tenant improvements	43,888	(29,665)	14,223
Buildings and land	340	(62)	278
Total	$939,810	$(734,996)	$204,814

Other accrued liabilities consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Systems rental and maintenance costs	$3,437	$1,064
Site rental fees	901	899
Property and sales taxes payable	8,131	7,254
Self-insurance accrual	2,827	2,612
Legal fees	2,814	1,537
Deferred gain on sale of equipment	87	87
Equipment purchases	1,389	848
Customer overpayments	2,002	2,555
Contingent consideration related to acquisitions	685	555
Mandatorily redeemable noncontrolling interest	2,386	2,386
Other accrued liabilities	10,022	9,526
Total	$34,681	$29,323

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

9. Long-Term Debt and Senior Subordinated Credit Facility

Long-term debt consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016
Term loan facility	$495,074	$497,674
Discount on term loan facility	(1,047)	(1,310)
Revolving loan facility	15,000	21,500
Equipment under capital leases	18,066	16,040
Equipment debt	34,776	39,343
Deferred financing costs, net	(19,865)	(24,502)
Long-term debt, including current portion	542,004	548,745
Less current portion	(37,395)	(20,652)
Long-term debt	$504,609	$528,093

Equipment debt, collateralized by equipment, has interest rates ranging from 2.39% to 9.00% and is payable in various monthly principal and interest installments through 2021. Certain of the Company’s equipment debt obligations are subject to covenants with which it must comply on a quarterly or annual basis. An amendment to the financing agreement with Bank of the West (“BOW”) was executed on April 28, 2017, retroactive to March 31, 2017, that modified certain financial covenants. The Company was in compliance with all covenants as of June 30, 2017.

Capital leases, collateralized by equipment, have interest rates ranging from 2.68% to 6.23% and are payable in various monthly principal and interest installments through 2022.

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

On June 19, 2015, the Company entered into a second amendment to the Credit Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company raised the remaining $30.0 million in incremental term loan commitments. The funds were used to repay all outstanding borrowings under the Company’s revolving loan facility, to pay fees and expenses related to the Second Amendment, and for general corporate purposes. The incremental term loan under the Second Amendment was funded at 99.5% of the principal amount. Upon funding, the incremental term loans were converted to match all the terms of existing term loans.

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

June 30, 2017

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

As of June 30, 2017, the Company had $30.4 million of available borrowings under the revolving loan facility, net of $15.0 million outstanding on the revolving loan facility and $4.6 million outstanding in letters of credit. The revolving loan facility matures on June 3, 2018.

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

In addition to other covenants, the Credit Agreement places limits on the ability of the Company and its subsidiaries to declare dividends or redeem or repurchase capital stock; prepay, redeem or purchase debt; incur liens and engage in sale-leaseback transactions; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material agreements; engage in mergers, acquisitions and asset sales; and transact with affiliates and alter the business conducted by the Company and its subsidiaries.

The Credit Agreement also contains a leverage ratio covenant requiring the Company to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA, as defined in the Credit Agreement, that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2017, the Credit Agreement required a maximum leverage ratio of not more than 4.30 to 1.00. As of June 30, 2017, the Company’s ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.95 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement. As of June 30, 2017, the Company was in compliance with the covenants for the Credit Agreement.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

Notes Payable and Line of Credit with PNC

The Company had notes payable to PNC Equipment Finance, LLC (“PNC”) totaling $7.1 million at June 30, 2017. The notes payable are due in various installments through September 2021 at interest rates between 2.39% and 2.63% per annum. The notes are also collateralized by equipment and contain restrictive covenants. The Company also has a $3.0 million line of credit with PNC, with interest calculated based on LIBOR plus 1.50%. As of June 30, 2017, there was $2.1 million amount outstanding on the line of credit.

10. Derivatives

Interest Rate Cash Flow Hedges

The Company entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of its variable rate bank debt. As of June 30, 2017 and December 31, 2016, the Company had interest rate swap agreements to hedge approximately $12.6 million and $15.5 million of its variable rate bank debt, respectively, or 2.25% and 2.70% of total debt, respectively. The amount that the Company expects to reclassify from “Unrealized gain (loss) on hedging transactions, net of taxes” to “Interest expense, net” over the next twelve months is immaterial.

The Company’s interest rate cash flow hedges consist of:

		Fixed		Fair Value Asset (Liability)(1) at
(dollars in thousands)	Notional Amount	Payment Rate	Maturity Date	June 30, 2017	December 31, 2016
Liability Derivatives
Derivatives designated as cash flow hedging instruments:
One-month LIBOR plus 2.50% interest rate swap, effective December 2012	$560	3.75%	December 2017	$—	$(3)
One-month LIBOR plus 2.00% interest rate swap, effective March 2013	733	2.87%	April 2018	1	—
One-month LIBOR plus 2.00% interest rate swap, effective December 2015	4,196	3.69%	December 2021	(8)	(24)
One-month LIBOR interest rate swap, effective December 2015	1,023	1.37%	December 2020	3	—
One-month LIBOR interest rate swap, effective September 2016	3,971	1.17%	September 2021	38	33

Derivatives not designated as cash flow hedging instruments:
One-month LIBOR interest rate swap	1,302	0.75% - 1.68%	September 2017 - April 2020	2	(2)
One-month LIBOR interest rate swap, effective December 2014(2)	831	1.34%	November 2019	1	(2)
Total liability derivatives	$12,616			$37	$2

(1)	The fair values of the interest rate swap asset and liabilities are included in “Other assets” and “Other accrued liabilities,” respectively, in the condensed consolidated balance sheets.
(2)	The interest rate swap agreement was de-designated as a cash flow hedge during the six months ended June 30, 2017.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

The following tables summarize the amounts of income (loss) recognized from derivative instruments for the periods indicated and the line items in the accompanying condensed consolidated statements of operations and comprehensive income (loss) where the results are recorded for cash flow hedges:

	Amount of (Loss) Gain Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(19)	$6	Interest expense, net	$10	$140	Interest expense, net	$(2)	$—
Total	$(19)	$6		$10	$140		$(2)	$—

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016		2017	2016		2017	2016
Interest rate contracts	$(6)	$(74)	Interest expense, net	$29	$223	Interest expense, net	$(2)	$(1)
Total	$(6)	$(74)		$29	$223		$(2)	$(1)

The effect of non-designated derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 was immaterial.

11. Income Taxes

For the three and six months ended June 30, 2017, the Company recorded income tax expense of $2.4 million and $2.4 million, respectively, or 115.0% and 163.7%, respectively, of the Company’s pre-tax income. For the three and six months ended June 30, 2016, the Company recorded an income tax expense of $2.2 million and $1.3 million, respectively, which were 47.4% and 50.1%, respectively, of the Company’s pre-tax income. The provision (benefit) for income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, which is applied to current year-to-date pre-tax income (loss). Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is recorded. The Company’s effective tax rate for the three and six months ended June 30, 2017 and 2016 differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, which include “Shareholder transaction costs,” share-based payments, unrecognized tax benefits and other permanent differences. Pursuant to the Company’s adoption of ASU 2016-09 on January 1, 2017, $0.2 million of tax deficiencies recognized on stock-based compensation expense were reflected in the Company’s condensed consolidated statements of operations and comprehensive income (loss) as a component of the “Income tax expense” rather than “Additional paid-in capital” on a prospective basis during the six months ended June 30, 2017. See Note 2 for details.

As of June 30, 2017 and December 31, 2016, the Company has provided a liability for $0.3 of unrecognized tax benefits related to various federal and state income tax matters. The tax-effected amount that would reduce the Company’s effective income tax rate if recognized is $0.3 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in “Income tax expense.” Accrued interest and penalties related to unrecognized tax benefits as of June 30, 2017 and December 31, 2016 were not material.

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

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

12. (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(311)	$2,459	$(925)	$1,269
Denominator:
Weighted average shares — basic	10,989	10,882	10,981	10,771
Effect of dilutive securities:
Stock options and RSUs	—	11	—	25
Weighted average shares — diluted	10,989	10,893	10,981	10,796
Net (loss) income per common share attributable to Alliance HealthCare Services, Inc.:
Basic	$(0.03)	$0.23	$(0.08)	$0.12
Diluted	$(0.03)	$0.23	$(0.08)	$0.12
Stock options and RSUs excluded from the computation of diluted per share amounts:
Weighted average shares for which the exercise price exceeds average market price of common stock(1)	N/A	776	N/A	478
Average exercise price per share that exceeds average market price of common stock(1)	N/A	$17.89	N/A	$24.79
(1)

The computation of diluted net loss per share for the three and six months ended June 30, 2017 excludes the effect of the potential exercise of all outstanding stock options and RSUs, because the Company had a net loss and inclusion would be anti-dilutive.

13. Commitments and Contingencies

Purchase Commitments

The Company has maintenance contracts with its equipment vendors and other service providers for substantially all of its radiology and oncology equipment. The contracts range from 1 to 5 years from inception and extend through the year 2021, but may be canceled by the Company under certain circumstances. The Company’s total contract payments were $11.7 million and $10.0 million for the three months ended June 30, 2017 and 2016, respectively, and $22.8 million and $20.3 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had binding equipment purchase commitments totaling $19.0 million.

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

June 30, 2017

(Unaudited)

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

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. At June 30, 2017, the Company has determined that no liability is necessary related to these guarantees and indemnities.

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

14. Related Party Transactions

Ownership Structure

On September 16, 2015, Tahoe agreed to purchase approximately 5,537,945 shares of the Company’s common stock from funds managed by the Selling Stockholders. Tahoe, through a wholly-owned subsidiary, owned an aggregate of approximately 51% of the Company’s outstanding shares of common stock as of June 30, 2017.

On April 10, 2017, the Company entered into a Merger Agreement with the Purchaser Parties, pursuant to which the Purchaser Parties will acquire all of the Company’s outstanding common stock that is not beneficially owned by Tahoe or owned by the Company as treasury shares. See Note 1 for details.

Management Agreements

The Company had direct ownership in two unconsolidated investees at June 30, 2017 and December 31, 2016.

The following table summarizes revenues from management agreements with unconsolidated equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue from management agreements	$307	$352	$781	$705

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

The Company derives revenue from management agreements from services provided as part of its ongoing operations for and on behalf of the unconsolidated equity investees, which reimburse the Company for the actual amount of the expenses incurred. The Company records the expenses as “Cost of revenues, excluding depreciation and amortization” and the reimbursement as “Revenues” in its condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the revenue and reimbursed expenses related to the Company’s unconsolidated equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue and reimbursed expenses	$180	$233	$543	$485

15. Investments in Unconsolidated Investees

The Company has direct ownership in two unconsolidated investees at June 30, 2017. The Company owns 15% and 50% of these investees, respectively, and provides management services under agreements with these investees, expiring at various dates through 2025. Both of these investees are accounted for under the equity method because the Company does not exercise control over the operations of these investees.

Set forth below are certain balance sheet data as of June 30, 2017 and December 31, 2016 and operating results for the three and six months ended June 30, 2017 and 2016 for the aggregate of the Company’s unconsolidated investees.

(in thousands)	June 30, 2017	December 31, 2016
Balance sheet data:
Current assets	$4,017	$2,860
Noncurrent assets	73	111
Current liabilities	681	760
Noncurrent liabilities	29	32

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating results:
Revenues	$2,833	$2,662	$5,426	$4,963
Expenses	741	782	1,531	1,560
Net income	2,092	1,880	3,895	3,403
Earnings from unconsolidated investees	367	393	703	645

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

16. Stockholders’ Deficit

The following table summarizes changes in the Company’s consolidated stockholders’ deficit, including noncontrolling interest, during the six months ended June 30, 2017.

								Stockholders’ (Deficit) Equity Attributable to		Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Accumulated	Alliance HealthCare	Non-controlling	Stockholders’ (Deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Services, Inc.	Interest	Equity
Balance at December 31, 2016	10,970,937	$110	(157,973)	$(3,138)	$61,353	$10	$(197,900)	$(139,565)	$130,062	$(9,503)
Vesting of stock awards, net	18,336	—	—	—	(74)	—	—	(74)	—	(74)
Share-based payment	—	—	—	—	684	—	—	684	—	684
Other comprehensive income	—	—	—	—	—	23	—	23	—	23
Noncontrolling interest assumed in connection with acquisition									488	488
Distributions to noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	(11,351)	(11,351)
Contributions from noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	985	985
Net (loss) income	—	—	—	—	—	—	(925)	(925)	10,729	9,804
Balance at June 30, 2017	10,989,273	$110	(157,973)	$(3,138)	$61,963	$33	$(198,825)	$(139,857)	$130,913	$(8,944)

The following table summarizes changes in the Company’s consolidated stockholders’ deficit, including noncontrolling interest, during the six months ended June 30, 2016.

							(Accumulated	Stockholders’ (Deficit) Equity Attributable to		Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Comprehensive	Deficit) Retained	Alliance HealthCare	Non-controlling	Stockholders’ (Deficit)
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Earnings	Services, Inc.	Interest	Equity
Balance at December 31, 2015	10,774,857	$108	(157,973)	$(3,138)	$29,297	$(511)	$(198,393)	$(172,637)	$95,017	$(77,620)
Exercise of stock options	121,667	1	—	—	614	—	—	615	—	615
Shareholder transaction	—	—	—	—	28,629	—	—	28,629	—	28,629
Share-based payment	—	—	—	—	1,780	—	—	1,780	—	1,780
Share-based payment income tax benefit	—	—	—	—	315	—	—	315	—	315
Other comprehensive income	—	—	—	—	—	46	—	46	—	46
Net investments in subsidiaries	—	—	—	—	—	—	—	—	(8,754)	(8,754)
Net income	—	—	—	—	—	—	1,269	1,269	8,322	9,591
Balance at June 30, 2016	10,896,524	$109	(157,973)	$(3,138)	$60,635	$(465)	$(197,124)	$(139,983)	$94,585	$(45,398)

17. Segment Information

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

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

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

The following table summarizes the Company’s revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
MRI revenue	50,468	48,755	$99,923	$96,325
PET/CT revenue	32,031	32,099	64,211	63,765
Other radiology	6,616	6,692	12,793	13,095
Radiology	89,115	87,546	176,927	173,185
Oncology	33,948	25,829	63,981	51,891
Interventional	13,830	11,398	25,482	23,061
Corporate / Other	368	544	807	904
Total	$137,261	$125,317	$267,197	$249,041

Adjusted EBITDA represents net income before: income taxes; net income attributable to noncontrolling interest; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters (income) expense, net; changes in fair value of contingent consideration related to acquisitions; and other non-cash benefits, net. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals. The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Adjusted EBITDA:
Radiology	$30,484	$28,802	$59,689	$55,246
Oncology	15,332	12,559	29,140	24,717
Interventional	2,653	1,787	3,708	3,042
Corporate / Other	(10,258)	(8,706)	(21,568)	(18,191)
Total	$38,211	$34,442	$70,969	$64,814

ALLIANCE HEALTHCARE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS––(Continued)

June 30, 2017

(Unaudited)

The reconciliation of income before income taxes, earnings from unconsolidated investees, and noncontrolling interest to total Adjusted EBITDA is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	$7,355	$8,016	$11,477	$10,221
Earnings from unconsolidated investees	367	393	703	645
Interest expense, net	8,937	8,872	17,637	16,367
Depreciation expense	13,783	13,730	27,856	26,778
Amortization expense	3,274	2,494	6,549	4,937
Share-based payment (included in “Selling, general and administrative expenses”)	303	379	684	2,243
Severance and related costs	389	708	1,023	2,424
Restructuring charges (Note 3)	542	1,120	757	1,351
Transaction costs	152	431	314	848
Shareholder transaction costs	2,523	1,498	3,392	2,507
Impairment charges	1,085	—	1,085	—
Legal matters (income) expense, net (included in “Selling, general and administrative expenses”)	(500)	39	(500)	194
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	150	(3,040)	150	(3,640)
Other non-cash benefits, net (included in “Other income, net”)	(149)	(198)	(158)	(61)
Total Adjusted EBITDA	$38,211	$34,442	$70,969	$64,814

The following table summarizes the Company’s identifiable assets by segment:

	June 30,	December 31,
(in thousands)	2017	2016
Identifiable assets:
Radiology	$292,507	$301,137
Oncology	256,532	256,456
Interventional	82,758	82,221
Corporate / Other	21,954	20,050
Total	$653,751	$659,864

The following table summarizes the Company’s equipment capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Capital expenditures:
Radiology	$7,318	$13,749	$8,130	$30,675
Oncology	72	1,954	84	2,438
Interventional	40	20	55	53
Corporate / Other	2,936	576	2,936	809
Total	$10,366	$16,299	$11,205	$33,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading national provider of outsourced and joint venture healthcare services to hospitals and providers. We also operate freestanding outpatient radiology, oncology and interventional clinics, and Ambulatory Surgical Centers (“ASC”) that are not owned by hospitals or providers. Our diagnostic imaging services are delivered through our Radiology Division (Alliance Radiology), oncology services through our Oncology Division (Alliance Oncology), and interventional and pain management services through our Interventional Division (Alliance Interventional). We are the nation’s largest provider of advanced diagnostic mobile imaging services, an industry-leading operator of fixed-site radiology centers, and a leading provider of stereotactic radiosurgery (“SRS”) nationwide. As of June 30, 2017, we operated 609 diagnostic imaging, radiation therapy, and interventional radiology systems, including 99 fixed-site radiology centers across the country, and 36 radiation therapy centers and SRS facilities. With a strategy of partnering with hospitals, health systems and physician practices, we provide quality healthcare services for over 1,100 hospitals and healthcare partners in 46 states where approximately 2,450 Alliance Team Members are committed to providing exceptional patient care and exceeding customer expectations. We were incorporated in the state of Delaware on May 27, 1987.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment revenue as a percentage of total revenue:
Radiology	65%	70%	66%	70%
Oncology	25%	21%	24%	21%
Interventional	10%	9%	10%	9%
Total	100%	100%	100%	100%

For additional information on reportable business segments, see Note 17 of “Notes to Condensed Consolidated Financial Statements.”

Our clients and partners contract with us to provide radiology, oncology and interventional services to:

•	take advantage of our extensive radiology, oncology and interventional service lines management experience;
•	partner with a leader whose core competency is high-quality, efficient and scalable services in the areas of radiology, interventional and oncology services;
•	eliminate the need to recruit, train and manage qualified technologists or therapists;
•	leverage our extensive physician marketing capabilities to grow market share;
•	access our full suite of ancillary services, such as scheduling and call center management, pre-authorization and billing to manage the service line;
•	mitigate capital investment, financial risk and contracting for maintenance associated with the purchase of their own systems;
•

leverage our platform to gain access to radiology, oncology, interventional and other services for their patients when the demand for these services may not justify the purchase of dedicated, full-time systems and infrastructure; and

•	gain access to services under our regulatory and licensing approvals when they do not have these approvals.

Recent Developments

Pending Tahoe Merger Agreement

On April 10, 2017, we entered into an agreement and plan of merger with Tahoe Investment Group Co., Ltd. and certain of its subsidiaries under which the Purchaser Parties will acquire all of our outstanding common stock that is not beneficially owned by Tahoe or owned by us as treasury shares. See Note 1 of the “Notes to Condensed Consolidated Financial Statements” for additional details. A copy of the Merger Agreement is attached as Exhibit 2.1 to the Form 8-K filed by the Company on April 11, 2017.

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

Critical Accounting Policies

Information with respect to our critical accounting policies which management believes could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Form 10-K. Management believes that there have been no significant changes during the six months ended June 30, 2017 in the our critical accounting policies from those disclosed in Part II, Item 7 of our 2016 Form 10-K.

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

Results of Operations

The following table shows our results of operations:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenues	$137,261	100.0%	$125,317	100.0%	$267,197	100.0%	$249,041	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	78,154	56.9%	69,939	55.8%	153,203	57.3%	140,853	56.6%
Selling, general and administrative expenses	22,003	16.0%	23,175	18.5%	45,538	17.0%	48,440	19.5%
Transaction costs	152	0.1%	431	0.3%	314	0.1%	848	0.3%
Shareholder transaction costs	2,523	1.8%	1,498	1.2%	3,392	1.3%	2,507	1.0%
Severance and related costs	389	0.3%	708	0.6%	1,023	0.4%	2,424	1.0%
Impairment charges	1,085	0.8%	—	—	1,085	0.4%	—	—
Depreciation expense	13,783	10.1%	13,730	11.0%	27,856	10.4%	26,778	10.8%
Amortization expense	3,274	2.4%	2,494	2.0%	6,549	2.5%	4,937	2.0%
Interest expense, net	8,937	6.5%	8,872	7.1%	17,637	6.6%	16,367	6.6%
Other income, net	(394)	(0.3)%	(3,546)	(2.8)%	(877)	(0.3)%	(4,334)	(1.7)%
Total costs and expenses	129,906	94.6%	117,301	93.7%	255,720	95.7%	238,820	96.1%
Income before income taxes, earnings from unconsolidated investees, and noncontrolling interest	7,355	5.4%	8,016	6.3%	11,477	4.3%	10,221	3.9%
Income tax expense	2,379	1.8%	2,221	1.8%	2,376	0.9%	1,275	0.5%
Earnings from unconsolidated investees	(367)	(0.3)%	(393)	(0.3)%	(703)	(0.3)%	(645)	(0.3)%
Net income	5,343	3.9%	6,188	4.8%	9,804	3.7%	9,591	3.7%
Less: Net income attributable to noncontrolling interest	(5,654)	(4.1)%	(3,729)	(3.0)%	(10,729)	(4.0)%	(8,322)	(3.3)%
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(311)	(0.2)%	$2,459	1.8%	$(925)	(0.3)%	$1,269	0.4%

The table below provides MRI statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
MRI statistics:
Average number of total systems	280.9	274.5	282.9	272.3
Average number of scan-based systems	214.9	216.5	215.4	217.5
Scans per system per day (scan-based systems)	9.36	9.36	9.29	9.22
Total number of scan-based MRI scans	135,014	136,251	267,232	269,484
Revenue per scan	$312.53	$307.39	$312.24	$309.67
Scan-based revenue (in thousands)	$42,196	$41,883	$83,441	$83,451
Non-scan-based revenue (in thousands)	$8,272	$6,872	$16,482	$12,874

The table below provides PET/CT statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PET/CT statistics:
Average number of total systems	115.1	120.5	114.9	118.6
Average number of scan-based systems	109.1	110.7	108.6	109.3
Scans per system per day	5.67	5.51	5.62	5.49
Total number of PET/CT scans	35,957	34,863	71,221	69,460
Revenue per scan	$865.82	$885.34	$875.08	$883.33
Scan-based revenue (in thousands)	$31,133	$30,866	$62,324	$61,356
Non-scan-based revenue (in thousands)	$898	$1,233	$1,887	$2,409

The table below provides Oncology statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oncology statistics:
Linac treatments	33,812	22,421	64,836	45,254
Stereotactic radiosurgery patients	806	900	1,549	1,793

The table below provides Interventional statistical information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interventional statistics:
Visits (1)	55,788	57,825	113,679	117,278
(1)

A visit represents a unique patient encounter on a given day at a pain management clinic or ASC. A patient may have multiple current procedural terminology codes/procedures on a given day, which is measured as one visit. Additionally, one patient may be counted for multiple visits for services performed on different days. Visits exclude ancillary services, such as lab, LCMS and anesthesia.

Following are the components of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
MRI revenue	$50,468	$48,755	$99,923	$96,325
PET/CT revenue	32,031	32,099	64,211	63,765
Other Radiology	6,616	6,692	12,793	13,095
Radiology	89,115	87,546	176,927	173,185
Oncology	33,948	25,829	63,981	51,891
Interventional	13,830	11,398	25,482	23,061
Corporate / Other	368	544	807	904
Total	$137,261	$125,317	$267,197	$249,041

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total fixed-site imaging center revenue	$25,329	$27,510	$51,954	$54,749

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue increased $11.9 million, or 9.5%, to $137.3 million during the three months ended June 30, 2017 compared to $125.3 million during the three months ended June 30, 2016 due to increases in Radiology, Oncology and Interventional revenue of $1.6 million, $8.1 million and $2.4 million, respectively.

Total Radiology revenue increased by $1.6 million, or 1.8%, to $89.1 million during the three months ended June 30, 2017 compared to $87.5 million during the three months ended June 30, 2016. MRI revenue increased $1.7 million, or 3.5%, to $50.5 million during the three months ended June 30, 2017 compared to $48.8 million during the three months ended June 30, 2016. Scan-based MRI revenue increased $0.3 million, or 0.7%, during the three months ended June 30, 2017 to $42.2 million from $41.9 million during the three months ended June 30, 2016. The increase in scan-based MRI revenue was primarily due to an increase in revenue per scan, partially offset by year-over-year decreases in the average number of scan-based systems in service and in the total number of scan-based MRI scans. Scans per system per day was 9.36 during each of the three months ended June 30, 2017 and 2016. The revenue per scan increased from $307.39 during the three months ended June 30, 2016 to $312.53 during the three months ended June 30, 2017. The average number of scan-based systems in service decreased to 214.9 systems during the three months ended June 30, 2017 from 216.5 systems during the same period in the prior year. Total scan-based MRI scan volume decreased 0.9% to 135,014 scans during the three months ended June 30, 2017 from 136,251 scans during the three months ended June 30, 2016. Non scan-based MRI revenue increased $1.4 million to $8.3 million during the three months ended June 30, 2017 over the same period in 2016. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $2.2 million, or 7.9%, to $25.3 million during the three months ended June 30, 2017 from $27.5 million during the three months ended June 30, 2016.

PET/CT revenue decreased $0.1 million, or 0.2%, to $32.0 million during the three months ended June 30, 2017 compared to $32.1 million in the same period in 2016. This decrease was primarily due to year-over-year decreases in the average number of scan-based systems in service and revenue per scan, partially offset by increases in scans per system per day and the total number of PET/CT scans. The average number of scan-based PET/CT systems in service decreased to 109.1 systems during the three months ended June 30, 2017 compared to 110.7 systems during the three months ended June 30, 2016. The average revenue per PET/CT scan decreased from $885.34 per scan during the three months ended June 30, 2016 to $865.82 per scan during the three months ended June 30, 2017. Scans per system per day increased to 5.67 during the three months ended June 30, 2017 from 5.51 during the three months ended June 30, 2016. The total volume of PET/CT scans increased 3.1% from 34,863 scans during the three months ended June 30, 2016 to 35,957 scans during the three months ended June 30, 2017.

Oncology revenue increased $8.1 million, or 31.4%, to $33.9 million during the three months ended June 30, 2017 compared to $25.8 million during the three months ended June 30, 2016 primarily due to a 50.8% increase in the number of Linac treatments performed primarily due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016, partially offset by a 10.4% decrease in the number of SRS patients treated during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interventional revenue increased $2.4 million, or 21.3%, to $13.8 million during the three months ended June 30, 2017 compared to $11.4 million during the three months ended June 30, 2016 primarily driven by increases in mix of the procedures performed in our ASCs.

Corporate / Other revenue was $0.4 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively.

Cost of revenues, excluding depreciation and amortization, increased $8.2 million, or 11.7%, to $78.2 million during the three months ended June 30, 2017 compared to $69.9 million during the three months ended June 30, 2016. The overall increase in cost of revenues was primarily due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016, as well as incremental radiology resources to support volume growth. The increase in cost of revenues is comprised of a $4.0 million increase in compensation and related employee expenses, a $2.1 million increase in maintenance and related costs, a $0.7 million increase in insurance expense, a $0.6 million increase in license, taxes and fees expense, and a $0.6 million increase in rent expense. Cost of revenues, as a percentage of revenue, increased to 56.9% during the three months ended June 30, 2017 compared to 55.8% during the three months ended June 30, 2016.

Selling, general and administrative expenses decreased $1.2 million, or 5.1%, to $22.0 million during the three months ended June 30, 2017 compared to $23.2 million in the same period of 2016. The decrease to selling, general and administrative expenses was driven by decreases of $0.6 million in compensation and related employee expenses primarily resulting from a reduction in headcount and $0.6 million in legal matters expense, net primarily due to a favorable settlement received during the three months ended June 30, 2017. Selling, general and administrative expenses as a percentage of revenue was 16.0% during the three months ended June 30, 2017 compared to 18.5% during the three months ended June 30, 2016.

Transaction costs decreased $0.3 million, or 64.7%, to $0.2 million during the three months ended June 30, 2017 compared to $0.4 million during the three months ended June 30, 2016. Transaction costs represent due diligence and other expenses incurred in connection with business acquisitions and partnership investments pursuant to ongoing strategic planning by management.

Shareholder transaction costs were $2.5 million and $1.5 million during the three months ended June 30, 2017 and 2016, respectively. Shareholder transaction costs are a direct result of the pending Merger Agreement with Tahoe, as well as the Tahoe Transaction, whereby Tahoe and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Merger Agreement and Tahoe Transaction is disclosed in Note 1 and Note 3, respectively, of the “Notes to Condensed Consolidated Financial Statements.”

Severance and related costs decreased $0.3 million to $0.4 million during the three months ended June 30, 2017 compared to $0.7 million during the three months ended June 30, 2016. During the three months ended June 30, 2016, an executive officer departed from our Company, leading to higher expenses.

Impairment charges were $1.1 million during the three months ended June 30, 2017. There were no impairment charges during the three months ended June 30, 2016. During the three months ended June 30, 2017, we reassessed our plans for the use of purchased software and determined we would not be able to utilize certain capabilities as planned. Accordingly, we recorded a non-cash charge to write down the asset by $0.9 million in our Radiology Division. During the three months ended June 30, 2017, we also recorded a non-cash charge of $0.2 million to write off finite-lived intangible assets associated with the closure of a site location. We wrote off the remaining value of the physicians’ referral network associated with that center in our Radiology Division.

Depreciation expense increased slightly to $13.8 million during the three months ended June 30, 2017 compared to $13.7 million during the three months ended June 30, 2016, due to due to capital investments during the last twelve months.

Amortization expense increased $0.8 million, or 31.3%, to $3.3 million during the three months ended June 30, 2017 compared to $2.5 million during the three months ended June 30, 2016 due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016.

Interest expense, net was $8.9 million in each of the three months ended June 30, 2017 and 2016.

Other income, net decreased $3.2 million, or 88.9%, to $0.4 million during the three months ended June 30, 2017 compared to $3.5 million during the three months ended June 30, 2016 primarily due to a non-cash gain of $3.0 million recognized during the three months ended June 30, 2016 as a result of remeasuring the our contingent consideration liabilities related to our acquisitions of The Pain Center of Arizona (“TPC”), Pacific Cancer Institute (“PCI”) and PRC Associates, LLC (“PRC”).

Income tax expense increased $0.2 million to $2.4 million, or 115.0% of pre-tax income, during the three months ended June 30, 2017 compared to $2.2 million, or 47.4% of pre-tax income, during the three months ended June 30, 2016. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including “Shareholder transaction costs,” share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees were $0.4 million in each of the three months ended June 30, 2017 and 2016.

Net income attributable to noncontrolling interest increased $1.9 million, or 51.6%, to $5.7 million during the three months ended June 30, 2017 compared to $3.7 million during the three months ended June 30, 2016. The increase was mostly attributable to an increase in the year-over-year net income we derived from our joint venture partners.

Net loss attributable to Alliance HealthCare Services, Inc. was $0.3 million, or $0.03 per share on a diluted basis, during the three months ended June 30, 2017 compared to net income of $2.5 million, or $0.23 per share on a diluted basis, during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue increased $18.2 million, or 7.3%, to $267.2 million during the six months ended June 30, 2017 compared to $249.0 million during the six months ended June 30, 2016 due to increases in Radiology, Interventional and Oncology revenue of $3.7 million, $12.1 million and $2.4 million, respectively.

Total Radiology revenue increased by $3.7 million, or 2.2%, to $176.9 million during the six months ended June 30, 2017 compared to $173.2 million during the six months ended June 30, 2016. MRI revenue increased $3.6 million, or 3.7%, to $99.9 million during the six months ended June 30, 2017 compared to $96.3 million during the six months ended June 30, 2016. Scan-based MRI revenue decreased slightly during the six months ended June 30, 2017 to $83.4 million from $83.5 million during the six months ended June 30, 2016. The decrease in scan-based MRI revenue was primarily due to year-over-year decreases in the average number of scan-based systems in service and the total number of scan-based MRI scans, partially offset by increases in revenue per scan and scans per system per day. The average number of scan-based systems in service decreased to 215.4 systems during the six months ended June 30, 2017 from 217.5 systems during the same period in the prior year. Total scan-based MRI scan volume decreased 0.8% to 267,232 scans during the six months ended June 30, 2017 from 269,484 scans during the six months ended June 30, 2016. The revenue per scan increased from $309.67 during the six months ended June 30, 2016 to $312.24 during the six months ended June 30, 2017. Scans per scan-based system per day increased to 9.29 during the six months ended June 30, 2017 from 9.22 during the six months ended June 30, 2016. Non scan-based MRI revenue increased $3.6 million to $16.5 million during the six months ended June 30, 2017 over the same period in 2016. Included in the revenue totals above are fixed-site imaging center revenues, which decreased $2.8 million, or 5.1%, to $52.0 million during the six months ended June 30, 2017 from $54.7 million during the six months ended June 30, 2016.

PET/CT revenue increased by $0.4 million, or 0.7%, to $64.2 million during the six months ended June 30, 2017 compared to $63.8 million during the six months ended June 30, 2016. This increase was primarily due to year-over-year increases in scans per system per day and the total number of PET/CT scans, partially offset by the average number of scan-based systems in service and revenue per scan. Scans per system per day increased to 5.62 during the six months ended June 30, 2017 from 5.49 during the six months ended June 30, 2016. The total volume of PET/CT scans increased 2.5% from 69,460 scans during the six months ended June 30, 2016 to 71,221 scans during the six months ended June 30, 2017. The average number of scan-based PET/CT systems in service decreased to 108.6 systems during the six months ended June 30, 2017 compared to 109.3 systems during the six months ended June 30, 2016. The average revenue per PET/CT scan decreased from $883.33 per scan during the six months ended June 30, 2016 to $875.08 per scan during the six months ended June 30, 2017.

Oncology revenue increased $12.1 million, or 23.3%, to $64.0 million during the six months ended June 30, 2017 compared to $51.9 million during the six months ended June 30, 2016 primarily due to a 43.3% increase in the number of Linac treatments performed primarily due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016, partially offset by a 13.6% decrease in the number of SRS patients treated during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interventional revenue increased $2.4 million, or 10.5%, to $25.5 million during the six months ended June 30, 2017 compared to $23.1 million during the six months ended June 30, 2016 primarily driven by increases in mix of the procedures performed in our ASCs.

Corporate / Other revenue was $0.8 million and $0.9 million during the six months ended June 30, 2017 and 2016, respectively.

Cost of revenues, excluding depreciation and amortization, increased $12.4 million, or 8.8%, to $153.2 million during the six months ended June 30, 2017 compared to $140.9 million during the six months ended June 30, 2016. The overall increase in cost of revenues was primarily due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016, as well as incremental radiology resources to support volume growth. The increase in cost of revenues is comprised of a $7.4 million increase in compensation and related employee expenses, a $2.8 million increase in maintenance and related costs, a $1.1 million increase in insurance expense, and a $1.1 million increase in license, taxes and fees expense. Cost of revenues, as a percentage of revenue, increased to 57.3% during the six months ended June 30, 2017 compared to 56.6% during the six months ended June 30, 2016.

Selling, general and administrative expenses decreased $2.9 million, or 6.0%, to $45.5 million during the six months ended June 30, 2017 compared to $48.4 million in the same period of 2016. The decrease to selling, general and administrative expenses was driven by decreases of $1.5 million in compensation and related employee expenses primarily resulting from a reduction in headcount and $1.6 million in share-based compensation primarily related to a change in control in connection with the Tahoe Transaction in March 2016. Further discussion of the Tahoe Transaction is disclosed in Note 3 of the “Notes to Condensed Consolidated Financial Statements.” Selling, general and administrative expenses as a percentage of revenue was 17.0% during the six months ended June 30, 2017 compared to 19.5% during the six months ended June 30, 2016.

Transaction costs decreased $0.5 million, or 63.0%, to $0.3 million during the six months ended June 30, 2017 compared to $0.8 million during the six months ended June 30, 2016. Transaction costs represent due diligence and other expenses incurred in connection with business acquisitions and partnership investments pursuant to ongoing strategic planning by management.

Shareholder transaction costs were $3.4 million and $2.5 million during the six months ended June 30, 2017 and 2016, respectively. Shareholder transaction costs are a direct result of the pending Merger Agreement with Tahoe, as well as the Tahoe Transaction, whereby Tahoe and the Selling Stockholders agreed to bear a specified portion of the transaction costs. Further discussion of the Merger Agreement and Tahoe Transaction is disclosed in Note 1 and Note 3, respectively, of the “Notes to Condensed Consolidated Financial Statements.”

Severance and related costs decreased $1.4 million to $1.0 million during the six months ended June 30, 2017 compared to $2.4 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, an executive officer departed from our Company, leading to higher expenses.

Impairment charges were $1.1 million during the six months ended June 30, 2017. There were no impairment charges during the six months ended June 30, 2016. During the six months ended June 30, 2017, we reassessed our plans for the use of purchased software and determined we would not be able to utilize certain capabilities as planned. Accordingly, we recorded a non-cash charge to write down the asset by $0.9 million in our Radiology Division. During the six months ended June 30, 2017, we also recorded a non-cash charge of $0.2 million to write off finite-lived intangible assets associated with the closure of a site location. We wrote off the remaining value of the physicians’ referral network associated with that center in our Radiology Division.

Depreciation expense increased $1.1 million, or 4.0%, to $27.9 million during the six months ended June 30, 2017 compared to $26.8 million during the six months ended June 30, 2016, due to capital investments during the last twelve months.

Amortization expense increased $1.6 million, or 32.7%, to $6.5 million during the six months ended June 30, 2017 compared to $4.9 million during the six months ended June 30, 2016 due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016.

Interest expense, net increased $1.3 million, or 7.8%, to $17.6 million during the six months ended June 30, 2017 compared to $16.4 million during the six months ended June 30, 2016 primarily due to an increase in deferred financing costs associated with the amendments to our credit facility, partially offset by a decrease in interest expense resulting from a decrease in borrowings under our senior secured credit agreement. Of the $1.3 million increase, $2.0 million resulted from the March 29, 2016 third amendment to our credit facility, which was executed in connection with the Tahoe Transaction. This expense was paid by the buyer and sellers involved in the Tahoe Transaction.

Other income, net decreased $3.5 million, or 79.8%, to $0.9 million during the six months ended June 30, 2017 compared to $4.3 million during the six months ended June 30, 2016 primarily due to a non-cash gain of $3.6 million recognized during the six months ended June 30, 2016 as a result of remeasuring the our contingent consideration liabilities related to our acquisitions of TPC, PCI and PRC.

Income tax expense increased $1.1 million to $2.4 million, or 163.7% of pre-tax income, during the six months ended June 30, 2017 compared to $1.3 million, or 50.1% of pre-tax income, during the six months ended June 30, 2016. This rate differed from the federal statutory rate principally as a result of state income taxes and permanent non-deductible tax items, including “Shareholder transaction costs,” share-based payments, unrecognized tax benefits, and other permanent differences.

Earnings from unconsolidated investees were $0.7 million and $0.6 million during the six months ended June 30, 2017 and 2016, respectively.

Net income attributable to noncontrolling interest increased $2.4 million, or 28.9%, to $10.7 million during the six months ended June 30, 2017 compared to $8.3 million during the six months ended June 30, 2016. The increase was mostly attributable to a increase in the year-over-year net income we derived from our joint venture partners.

Net loss attributable to Alliance HealthCare Services, Inc. was $0.9 million, or $0.08 per share on a diluted basis, during the six months ended June 30, 2017 compared to net income of $1.3 million, or $0.12 per share on a diluted basis, during the six months ended June 30, 2016.

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

Our definition of Adjusted EBITDA is consistent with the definition pursuant to our Credit Agreement and represents net (loss) income before: income tax expense; interest expense, net; depreciation expense; amortization expense; share-based payment; severance and related costs; net income attributable to noncontrolling interest; restructuring charges; transaction costs; shareholder transaction costs; impairment charges; legal matters (income) expense, net; changes in fair value of contingent consideration related to acquisitions; and other non-cash benefits, net, which include gain on sale of assets, net. The components used to reconcile net (loss) income to Adjusted EBITDA are consistent with our historical presentation of Adjusted EBITDA.

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

Total Adjusted EBITDA increased 10.9% to $38.2 million during the three months ended June 30, 2017 compared to $34.4 million during the three months ended June 30, 2016. The changes in Adjusted EBITDA by segment are shown below. The overall increase was primarily driven by increases in Radiology, Oncology and Interventional Adjusted EBITDA, partially offset by a decrease in Corporate / Other Adjusted EBITDA. Radiology Adjusted EBITDA increased due to strong customer retention and continued same-store volume growth in PET/CT. Oncology Adjusted EBITDA increased due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016. Adjusted EBITDA growth in Interventional was driven by increases in mix of the procedures performed in our new ASCs, which were partially offset by additional expenses related to new ASC capacity as well as platform investments made to strengthen management and development capabilities. Corporate / Other Adjusted EBITDA decreased due to increased spend related to our efforts to expand our business into China and asset gains which are included in our Radiology segment beginning in the current period.

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Adjusted EBITDA:
Radiology	$30,484	$28,802	$1,682	5.8%
Oncology	15,332	12,559	2,773	22.1%
Interventional	2,653	1,787	866	48.5%
Corporate / Other	(10,258)	(8,706)	(1,552)	17.8%
Total	$38,211	$34,442	$3,769	10.9%

Total Adjusted EBITDA increased 9.5% to $71.0 million during the six months ended June 30, 2017 compared to $64.8 million during the six months ended June 30, 2016. The changes in Adjusted EBITDA by segment are shown below. The overall increase was primarily driven by increases in Radiology, Oncology and Interventional Adjusted EBITDA, partially offset by a decrease in Corporate / Other Adjusted EBITDA. Radiology Adjusted EBITDA increased due to strong customer retention and continued same-store volume growth in PET/CT. Oncology Adjusted EBITDA increased due to our recently formed Cancer Care Partnership with the Healthcare Authority of the City of Huntsville and the Center for Cancer Care in November 2016. Adjusted EBITDA growth in Interventional was driven by increases in mix of the procedures performed in our new ASCs, which were partially offset by additional expenses related to new ASC capacity as well as platform investments made to strengthen management and development capabilities. Corporate / Other Adjusted EBITDA decreased due to increased spend related to our efforts to expand our business into China, temporary upfront costs in connection with the relocation of our headquarter facilities, increases in auditor fees, changes in the 2016 long-term incentive structure executed in connection with the March 29, 2016 Tahoe Transaction, and asset gains which are included in our Radiology segment beginning in the current period.

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Adjusted EBITDA:
Radiology	$59,689	$55,246	$4,443	8.0%
Oncology	29,140	24,717	4,423	17.9%
Interventional	3,708	3,042	666	21.9%
Corporate / Other	(21,568)	(18,191)	(3,377)	18.6%
Total	$70,969	$64,814	$6,155	9.5%

The reconciliation of net (loss) income to Adjusted EBITDA is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net (loss) income attributable to Alliance HealthCare Services, Inc.	$(311)	$2,459	$(925)	$1,269
Income tax expense	2,379	2,221	2,376	1,275
Interest expense, net	8,937	8,872	17,637	16,367
Depreciation expense	13,783	13,730	27,856	26,778
Amortization expense	3,274	2,494	6,549	4,937
Share-based payment (included in “Selling, general and administrative expenses”)	303	379	684	2,243
Severance and related costs	389	708	1,023	2,424
Net income attributable to noncontrolling interest	5,654	3,729	10,729	8,322
Restructuring charges	542	1,120	757	1,351
Transaction costs	152	431	314	848
Shareholder transaction costs	2,523	1,498	3,392	2,507
Impairment charges	1,085	—	1,085	—
Legal matters (income) expense, net (included in “Selling, general and administrative expenses”)	(500)	39	(500)	194
Changes in fair value of contingent consideration related to acquisitions (included in “Other income, net”)	150	(3,040)	150	(3,640)
Other non-cash benefits, net (included in “Other income, net”)	(149)	(198)	(158)	(61)
Adjusted EBITDA	$38,211	$34,442	$70,969	$64,814

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operating activities. We generated $49.5 million and $57.9 million of cash flow from operating activities in the six months ended June 30, 2017 and 2016, respectively. Our ability to generate cash flow is affected by numerous factors, including demand for MRI, PET/CT, other diagnostic imaging, radiation oncology, interventional services and other revenues. Our ability to generate cash flow from operating activities is also dependent upon the collections of our accounts receivable. The provision for doubtful accounts decreased by $0.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. Our number of days of revenue outstanding for our accounts receivable falls within our expected range and historical experience at 54 days as of June 30, 2017 and 55 days at December 31, 2016. We believe our number of days of revenue outstanding is comparable to other radiology and oncology providers. As of June 30, 2017, we had $30.4 million of available borrowings under our revolving loan facility, net of $15.0 million outstanding on the revolving loan facility and $4.6 million outstanding in letters of credit. Our revolving loan facility matures on June 3, 2018.

We used cash of $20.3 million and $54.1 million for investing activities in the six months ended June 30, 2017 and 2016, respectively. Investing activities during the first six months of 2017 included $11.2 million in cash used for equipment purchases and $8.0 million in cash used for deposits on equipment.

Capital expenditures totaled $11.2 million and $34.0 million during the six months ended June 30, 2017 and 2016, respectively. We purchased 1 MRI systems, 4 PET/CT systems, and 2 other imaging equipment units, upgraded various imaging equipment and traded-in or sold a total of 21 systems during the six months ended June 30, 2017. We expect to purchase additional systems in the remainder of 2017 and finance substantially all of these purchases with our available cash, cash from operating activities and financing and equipment leases.

Net cash used in financing activities for the six months ended June 30, 2017 of $28.8 million was primarily due to principal payments on equipment debt and capital lease obligations of $8.1 million, principal payments on revolving loan facility of $20.0 million, principal payments on term loan facility of $2.6 million, principal payment on note payable of $3.0 million, and distributions to noncontrolling interest in subsidiaries of $11.4 million, partially offset by our proceeds from equipment debt and revolving loan facility of $2.2 million and $13.5 million, respectively, and contributions from noncontrolling interest in subsidiaries of $1.0 million.

We had cash and cash equivalents of $22.7 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively. Available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we cannot assure that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. At June 30, 2017 and December 31, 2016, we had $28.3 million and $15.4 million, respectively, in our accounts with third-party financial institutions that exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be adversely affected if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets.

We believe that, based on current levels of operations, our cash flow from operating activities, together with other available sources of liquidity, including borrowings available under our revolving loan facility, will be sufficient over the next year to fund anticipated capital expenditures and make required payments of principal and interest on our debt and other contracts. As of June 30, 2017, we are in compliance with all covenants contained in our senior secured credit agreement.

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

The Credit Agreement also contains a leverage ratio covenant requiring us to maintain a maximum ratio of consolidated total debt to Consolidated Adjusted EBITDA that ranges from 4.95 to 1.00 to 4.30 to 1.00. At June 30, 2017, the Credit Agreement required a maximum leverage ratio of not more than 4.30 to 1.00. Failure to comply with the covenants in the Credit Agreement could permit the lenders under the Credit Agreement to declare all amounts borrowed under the Credit Agreement, together with accrued interest and fees, to be immediately due and payable and to terminate all commitments under the Credit Agreement. As of June 30, 2017, we were in compliance with the covenants for the Credit Agreement. Our ratio of consolidated total debt to Consolidated Adjusted EBITDA calculated pursuant to the Credit Agreement was 3.95 to 1.00 as of June 30, 2017. As of June 30, 2017, there was $495.1 million outstanding under the term loan facility and $15.0 million in borrowings under the revolving loan facility.

Equipment Debt

Certain of our equipment debt obligations are subject to covenants with which we must comply on a quarterly or annual basis. An amendment to the financing agreement with Bank of the West (“BOW”) was executed on April 28, 2017, retroactive to March 31, 2017, that modified certain financial covenants. We were in compliance with all covenants as of June 30, 2017.

Interest Rate Swaps

We entered into multiple interest rate swap agreements to hedge the future cash interest payments on portions of our variable rate bank debt (Note 10 of the “Notes to Condensed Consolidated Financial Statements”). At June 30, 2017, we had interest rate swap agreements to hedge approximately $12.6 million of variable rate bank debt, or 2.25% of total debt. The amount we expect to reclassify from accumulated other comprehensive income to interest expense, net over the next twelve months is immaterial.

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

For a description of our legal proceedings, please refer to Part I, Item 1, Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in this Form 10-Q, which is incorporated herein by reference in response to this Item.

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

ALLIANCE HEALTHCARE SERVICES, INC.

August 3, 2017	By:	/s/ PERCY C. TOMLINSON
Percy C. Tomlinson
Chief Executive Officer (Principal Executive Officer)

August 3, 2017	By:	/s/ RHONDA A. LONGMORE-GRUND
Rhonda A. Longmore-Grund
Executive Vice President and Chief Financial Officer (Principal Financial Officer)